Form 10-Q
period 2018-06-30
Unity Biotechnology, Inc.
filed 2018-08-09
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, the registrant had 42,314,738 shares of common stock, $0.0001 par value per share, outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,165	$7,298
Contribution receivable	—	1,382
Short-term marketable securities	151,806	79,212
Prepaid expenses and other current assets	1,650	988
Total current assets	187,621	88,880
Property and equipment, net	6,595	6,958
Long-term marketable securities	12,073	5,118
Restricted cash	550	550
Other long-term assets	1,617	518
Total assets	$208,456	$102,024
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,883	$2,378
Accrued compensation	1,941	2,181
Accrued and other current liabilities	4,856	3,338
Contingent consideration liability	725	—
Total current liabilities	9,405	7,897
Deferred rent, net of current portion	2,867	3,166
Contingent consideration liability, net of current portion	1,033	—
Other non-current liabilities	82	118
Total liabilities	13,387	11,181
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 and 91,739,149 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 28,159,724 shares issued and outstanding as of December 31, 2017; aggregate liquidation preference of $190,825 as of December 31, 2017	—	173,956
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 and 122,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 42,314,738 and 4,830,389 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4	1
Additional paid-in capital	318,758	4,072
Related party promissory notes for purchase of common stock	(201)	(202)
Employee promissory notes for purchase of common stock	(400)	—
Accumulated other comprehensive loss	(77)	(104)
Accumulated deficit	(123,015)	(86,880)
Total stockholders’ equity (deficit)	195,069	(83,113)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$208,456	$102,024

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$15,198	$9,213	$28,223	$16,183
General and administrative	3,842	2,485	7,299	4,555
Fair value of contingent consideration	1,758	—	1,758	—
Total operating expenses	20,798	11,698	37,280	20,738
Loss from operations	(20,798)	(11,698)	(37,280)	(20,738)
Interest income	826	278	1,178	386
Other expense, net	(30)	(8)	(33)	(10)
Net loss	(20,002)	(11,428)	(36,135)	(20,362)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	61	(18)	27	(20)
Comprehensive loss	$(19,941)	$(11,446)	$(36,108)	$(20,382)
Net loss per share, basic and diluted	$(0.76)	$(3.62)	$(2.41)	$(6.53)
Weighted average number of shares used in computing net loss per share, basic and diluted	26,298,666	3,154,515	15,003,493	3,117,220

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(36,135)	$(20,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023	388
Amortization of premium and discounts on marketable securities	(203)	105
Stock-based compensation	4,208	938
Accretion of tenant improvement allowance	(305)	(302)
Change in fair value of contingent consideration for license agreements	1,758	—
Changes in operating assets and liabilities:
Contribution receivable	1,382	—
Prepaid expenses and other current assets	(662)	(513)
Other long-term assets	(1,099)	25
Accounts payable	(633)	1,798
Accrued compensation	(240)	249
Accrued liabilities and other current liabilities	970	(226)
Deferred rent, net of current portion	4	263
Net cash used in operating activities	(29,932)	(17,637)
Investing activities
Purchase of marketable securities	(137,803)	(110,285)
Maturities of marketable securities	58,484	4,750
Purchase of property and equipment	(526)	(984)
Net cash used in investing activities	(79,845)	(106,519)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	59,899	42,880
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	33	(6)
Proceeds from issuance of common stock in initial public offering, net of commissions	79,050	—
Payment of initial public offering costs	(3,199)	—
Proceeds from repayment of recourse notes	895	—
Payments made on capital lease obligations	(34)	—
Net cash provided by financing activities	136,644	42,874
Net increase (decrease) in cash, cash equivalents and restricted cash	26,867	(81,282)
Cash, cash equivalents and restricted cash at beginning of year	7,848	89,736
Cash, cash equivalents and restricted cash at end of year	$34,715	$8,454
Supplemental Disclosures of Non-Cash Investing and Financing Information
Property and equipment included in accounts payable	$138	$528
Property and equipment acquired under capital leases	$—	$96
Receipt of promissory note from related party for purchase of common stock	$390	$—
Receipt of promissory note from employees for purchase of common stock	$400	$—

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company” or “we” or “our” or “us”) is a biotechnology company engaged in the research and development of therapeutics to extend human healthspan. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company is located in Brisbane, California, was incorporated in the State of Delaware in March 2009 under the name Forge, Inc. and operates in one segment. The Company changed its name to Unity Biotechnology, Inc. in January 2015.

Initial Public Offering

On May 7, 2018, the Company closed its initial public offering (“IPO”), of 5,000,000 shares of common stock, at an offering price to the public of $17.00 per share. The Company received net proceeds of approximately $75.9 million, after deducting underwriting discounts, commissions and offering related transaction costs of approximately $9.1 million. In connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 32,073,149 shares of common stock. In addition, all of our convertible preferred stock warrants were converted into warrants to purchase shares of common stock.

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

The condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation for interim reporting. The results of operations for any interim period are not necessarily indicative of results of operations for any future period.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2017, which are included in the Company’s prospectus related to the Company’s initial public offering, filed May 4, 2018 (the “Prospectus”), pursuant to Rule 424 (b) under the Securities Act of 1933, as amended with the SEC.

Reverse Stock Split

On April 19, 2018, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-2.95 reverse split (“Reverse Split”) of shares of the Company’s common and convertible preferred stock, which was effected on April 20, 2018. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the Reverse Split. All of the share and per share information included in the accompanying financial statements have been adjusted to reflect the Reverse Split. Accordingly, all share and per share information presented in the condensed financial statements herein, and notes thereto, have been retroactively adjusted to reflect the Reverse Split.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $123.0 million and $86.9 million as of June 30, 2018 and December 31, 2017, respectively. The Company had net losses of $36.1 million and $20.4 million for the six months ended June 30, 2018 and 2017, respectively, and net cash used in operating activities of $29.9 million and $17.6 million for the six months ended June 30, 2018 and 2017, respectively.  To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, common stock valuation, contingent consideration and stock-based compensation. Actual results could differ from such estimates or assumptions.

Contingent Consideration Liability

The Company has entered and may continue to enter into license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements also include contingent consideration in the form of additional issuances of the Company’s common stock based on the achievement of certain milestones. For asset acquisitions, the Company assesses whether such contingent consideration meets the definition of a derivative, until such time that the contingency is met or expires. As of June 30, 2018, the Company has recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses.

Deferred Offering Costs

Deferred offering costs, consisting of direct incremental legal, accounting, filing and other fees incurred related to the preparation of the IPO, have been capitalized and were offset against proceeds upon completion of the offering in May 2018. As of June 30, 2018, there were no deferred offering costs capitalized and included in current assets on the balance sheet. There were no capitalized deferred offering costs at December 31, 2017.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands).

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$34,165	$7,298
Restricted cash	550	550
Total cash, cash equivalents, and restricted cash	$34,715	$7,848

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

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. Substantially all of the Company’s cash and cash equivalents and restricted cash is deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash deposits. The contribution receivable outstanding as of December 31, 2017 was unsecured and was concentrated with one third-party organization, and accordingly the Company was exposed to credit risk. The Company received the full amount of the contribution receivable in January 2018.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of June 30, 2018, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The ASU is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management expects that the adoption of this standard will result in the recognition of an asset for the right to use the leased facility on the Company’s balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its balance sheet related to leases.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities (except for investments accounted for under the equity method of accounting); and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for the Company for annual periods beginning in 2019 and interim periods beginning in 2020. Early adoptions of certain amendments within the update are permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures, including the Company’s cost method investment.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company is currently evaluating the effect that this guidance will have on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the impact of this new guidance.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.  In December 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months.  The Company has adopted SAB 118 and currently considers its accounting for the impact of U.S. federal tax reform to be incomplete but continues to make a reasonable estimate of the effects on our existing deferred tax assets. The Company expects to complete the remainder of the analysis within the measurement period in accordance with SAB 118.  Adjustments, if any, are not expected to impact the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$20,142	$20,142	$—	$—
U.S. treasuries	1,000	—	1,000	—
U.S. government debt securities	10,887	—	10,887	—
Total cash equivalents	32,029	20,142	11,887	—
Short-term marketable securities:
U.S. treasuries	40,077	—	40,077	—
U.S. and foreign commercial paper	28,481	—	28,481	—
U.S. and foreign corporate debt securities	17,118	—	17,118	—
Asset-backed securities	9,865	—	9,865	—
U.S. government debt securities	56,265	—	56,265	—
Total short-term marketable securities	151,806	—	151,806	—
Long-term marketable securities:
U.S. treasuries	2,460	—	2,460
U.S. corporate debt securities	1,969	—	1,969	—
U.S. government debt securities	7,644	—	7,644	—
Total long-term marketable securities	12,073	—	12,073	—
Total marketable securities	163,879	—	163,879	—
Total assets	$195,908	$20,142	$175,766	$—
Liabilities:
Contingent consideration	1,758	—	—	1,758
Total contingent consideration	$1,758	$—	$—	$1,758

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$5,709	$5,709	$—	$—
Short-term marketable securities:
U.S. and foreign commercial paper	6,359	—	6,359	—
U.S. and foreign corporate debt securities	16,149	—	16,149	—
Asset-backed securities	14,588	—	14,588	—
U.S. government debt securities	40,362	—	40,362	—
U.S. treasuries	1,754	—	1,754	—
Total short-term marketable securities	79,212	—	79,212	—
Long-term marketable securities:
Asset-backed securities	2,742	—	2,742	—
U.S. government debt securities	2,376	—	2,376	—
Total long-term marketable securities	5,118	—	5,118	—
Total marketable securities	84,330	—	84,330	—
Total	$90,039	$5,709	$84,330	$—

The Company estimates the fair value of its money market funds, U.S. and foreign commercial paper, U.S. and foreign corporate debt securities, asset-backed securities, U.S. treasuries and U.S. government debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to two agreements executed in February 2016 with a privately held clinical-stage biopharmaceutical company: (a) a license agreement granting the Company the right to research, develop, and seek and obtain marketing approval for an initial licensed compound, and (b) a compound library and option agreement granting the Company the right to identify and take licenses to additional compounds, in each case for the treatment of indications outside of oncology (collectively, the “Commercial Agreements”). The Commercial Agreements include contingent consideration of up to 666,670 additional shares of common stock to be issued based on achievement of certain specified clinical development and sales milestone events.  The Company valued the contingent consideration liability using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. The probability of achieving the defined milestones for each licensed product was estimated by the Company’s management. Total contingent consideration may change significantly as development under the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related development and commercial milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential contingent consideration value resulting in shares to be issued range from zero if none of the milestones are achieved to a maximum of $11.1 million (using the Company’s stock price as of June 30, 2018). As of June 30, 2018, and December 31, 2017, none of the development and commercial milestones had been achieved and no royalties were due from the sales of licensed products.

The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 (in thousands):

Amount
Balance at December 31, 2017	$—
Additions	—
Settlements	—
Change in fair value	1,758
Balance at June 30, 2018	$1,758

There were no transfers between the hierarchies during the six months ended June 30, 2018 and the year ended December 31, 2017.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2018 (in thousands):

	June 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
U.S. and foreign commercial paper	$28,487	$3	$(9)	$28,481
U.S. and foreign corporate debt securities	17,142	—	(24)	17,118
Asset-backed securities	9,885	—	(20)	9,865
U.S. government debt securities	56,290	3	(28)	56,265
U.S. treasuries	40,078	1	(2)	40,077
Total short-term marketable securities	151,882	7	(83)	151,806
Long-term marketable securities:
U.S. corporate debt securities	1,970	—	(1)	1,969
U.S. government debt securities	7,644	1	(1)	7,644
U.S. treasuries	2,460	—	—	2,460
Total long-term marketable securities	12,074	1	(2)	12,073
Total marketable securities	$163,956	$8	$(85)	$163,879

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2017:

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
U.S. and foreign commercial paper	$6,369	$—	$(10)	$6,359
U.S. and foreign corporate debt securities	16,162	—	(13)	16,149
Asset-backed securities	14,604	—	(16)	14,588
U.S. government debt securities	40,418	—	(56)	40,362
U.S. treasuries	1,754	—	—	1,754
Total short-term marketable securities	79,307	—	(95)	79,212
Long-term marketable securities:
Asset-backed securities	2,752	—	(10)	2,742
U.S. government debt securities	2,375	1	—	2,376
Total long-term marketable securities	5,127	1	(10)	5,118
Total marketable securities	$84,434	$1	$(105)	$84,330

At June 30, 2018, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2018 and December 31, 2017.

5. License Agreements

License and Compound Library and Option Agreement

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to 666,670 additional shares of common stock, in each case to be issued based on the Company’s achievement of certain specified clinical development and sales milestone events. The license agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

The Company recognized a $1.8 million contingent consideration liability associated with the potential issuance of common stock related to the Commercial Agreements with the privately held clinical-stage biopharmaceutical company for the three months ended June 30, 2018.

In connection with the Commercial Agreements the Company purchased an equity interest in an affiliate of the biopharmaceutical company for an aggregate purchase price of $0.5 million. The equity interest represents an insignificant level of ownership in the entity and approximates the fair value of the shares received and has been recorded as a cost method investment in the Company’s financial statements. In May 2018 these shares were exchanged for new shares of a newly formed affiliate of the biopharmaceutical company as part of a reorganization of those entities. The Company also invested an additional $0.5 million in the biopharmaceutical company in May 2018.

The Company agreed to provide funding to the biopharmaceutical company for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was $0.3 million for the six months ended June 30, 2018 and 2017.

Under the consolidation guidance, the Company determined that the biopharmaceutical company is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of this entity and as such the Company is not the primary beneficiary and consolidation is not required. As of June 30, 2018, and December 31, 2017, the Company has not provided financial, or other, support to the biopharmaceutical company that was not contractually required.

Other License Agreements with Research Institutions

The Company has entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock specific to each agreement upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at June 30, 2018. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Commitments and Contingencies

Operating Lease

The Company has one non-cancelable operating lease consisting of administrative and research and development office space for its Brisbane, California headquarters that expires in October 2022. Future minimum lease payments under our non-cancellable operating lease at June 30, 2018 were as follows (in thousands):

Amount
2018 (remaining 6 months)	$984
2019	2,012
2020	2,072
2021	2,135
2022	1,621
Total future minimum lease payments	$8,824

Rent expense for the six months ended June 30, 2018 and 2017 was $0.9 million and $0.8 million, respectively.

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

In October 2017, the Company issued two promissory notes to an executive officer for $1.6 million and $0.5 million, each with an interest rate of 1.85% per annum. The aggregate principal amount of $2.1 million was used to purchase 625,084 shares of restricted stock. The promissory notes were considered to be non-recourse in substance and accordingly, the shares sold subject to such promissory notes are considered an option for accounting purposes. In April 2018, the Company’s board of directors approved the forgiveness of all outstanding principal and accrued interest of the $1.6 million non-recourse promissory note. The non-recourse promissory note outstanding of $0.5 million was repaid on April 4, 2018 in accordance with the terms of the note. The forgiveness of the promissory note was accounted for as a modification of a share-based payment. The Company recorded an incremental $0.8 million charge related to the modification for the three and six months ended June 30, 2018.

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

Financing Activities

During the six months ended June 30, 2018, the Company issued convertible preferred stock for total proceeds of $3.0 million to shareholders who are considered to be related parties.

8. Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

In March 2018, the Company amended and restated its certificate of incorporation to, among other things, (i) increase its authorized shares of common stock from 122,000,000 to 140,000,000 shares, (ii) increase its authorized shares of preferred stock from 91,739,149 to 103,283,818 shares, of which 11,544,669 shares were designated as Series C convertible preferred stock, and (iii) set forth the rights, preferences and privileges of the Series C convertible preferred stock. In March 2018, the Company sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for net proceeds of $54.9 million and in April 2018, the Company sold an additional 322,852 shares of Series C convertible preferred stock $15.3317 per share for net proceeds of $5.0 million.

Each share of Series C convertible preferred stock was convertible into one share of the Company’s common stock. Each share of preferred stock was automatically converted into one share of common stock upon the consummation of a qualified public offering. A qualified public offering was defined as an initial public offering that resulted in listing on a U.S. national securities exchange and at least $30.0 million of gross proceeds at a per share price of not less than the Series C original issue price of $15.3317.

The Company evaluated the other rights, preferences and privileges of each series of convertible preferred stock and concluded that there were no freestanding derivative instruments or any embedded derivatives requiring bifurcation.

Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into 32,073,149 shares of common stock. In addition, all 763,501 of the Company’s convertible preferred stock warrants were converted into warrants to purchase shares of common stock. As of June 30, 2018, the Company had no remaining shares of convertible or preferred stock issued or outstanding.

As of December 31, 2017, convertible preferred stock consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Carrying Value
Series A-1	9,085,738	2,887,086	$2,495	$2,457
Series A-2	32,653,411	10,498,269	9,198	9,214
Series B	50,000,000	14,774,369	179,132	162,285
Total convertible preferred stock	91,739,149	28,159,724	$190,825	$173,956

Prior to the conversion of the convertible preferred stock upon closing of the IPO, the rights, preferences and privileges of the convertible preferred stock were as follows:

Conversion Rights

Each share of convertible preferred stock was convertible at the right and option of the stockholder, at any time after the date of issuance, into such number of fully paid and non-assessable shares of common stock on a one for one ratio (1:1 conversion ratio). The Series A-1 conversion price was $0.864 per share, the Series A-2 conversion price was $0.876 per share, the Series B conversion price was $12.125 per share and the Series C conversion price was $15.3317 per share, in each case, subject to certain antidilution adjustments as provided in the Company’s amended and restated certificate of incorporation.

Each share of convertible preferred stock was automatically convertible into a fully paid, non-assessable share of common stock at the then-effective conversion rate for such share (i) upon the closing of a firm commitment, underwritten initial public offering of the Company’s common stock with aggregate gross proceeds of not less than $30.0 million and a price per share to the public of not less than $15.3317 per share; or (ii) upon the receipt by the Company of a written request for such conversion from at least 60% of the holders of the convertible preferred stock then outstanding (voting together as a single class and on an as-converted basis), or if later, the effective date for conversion specified in such requests.

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

9.  Stock-Based Compensation

2018 Incentive Award Plan

In March 2018, the Company’s board of directors adopted the Company’s 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders in April 2018 and became effective on May 2, 2018.  The 2018 Plan initially reserved 4,289,936 shares for the issuance of stock options as well as any automatic annual increases in the number of shares of common stock reserved for future issuance under the 2018 Plan.  Awards granted under the 2018 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised in connection with an employee’s termination of employment are added back to the 2018 Plan.

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of June 30, 2018, there was an aggregate 5,058,434 shares of common stock authorized for issuance under the 2018 Plan.

Prior to its termination, the 2013 Plan provided for the granting of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) and restricted shares to employees, directors, and consultants at the discretion of management and the Board of Directors. The exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. For awards granted between September 2017 and June 2018 with an exercise price of $3.42, a deemed fair value ranging from $3.95 to $5.43 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted under the 2013 Plan expire no later than 10 years from the date of grant and generally vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised in connection with an employee’s termination of employment are added back to the 2018 Plan.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2017	4,196,203	$3.06
Granted	1,629,602	$13.24
Exercised	(401,773)	$3.11
Canceled	(48,529)	$7.62
Balances at June 30, 2018	5,375,503	$6.10

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

Performance Contingent Stock Options Granted to Employees

During the six months ended June 30, 2018, the Board of Directors granted performance contingent stock option awards exercisable for 53,575 shares, to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42 which was based on the fair market value on the grant date, as determined by the Board of Directors, and vest upon the successful achievement of one or more specified performance goals.

The total estimated fair value of employee performance contingent stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model using the same assumptions as the stock options granted to employees with service-based vesting conditions was $0.4 million.

As of June 30, 2018, and December 31, 2017, there were 329,498 and 275,922 performance contingent stock option awards outstanding with a total grant date fair value of $0.7 million and $0.3 million respectively. As of June 30, 2018, and December 31, 2017, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Performance and Market Contingent Stock Options Granted to Employees

During the six months ended June 30, 2018, the Board of Directors granted performance and market contingent stock option awards exercisable for 160,727 shares of common stock to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42, which was based on the fair market value on the grant date, as determined by the Board of Directors. The total estimated grant-date fair value of these options was $0.7 million. Key assumptions in the valuation model included expected volatility, a risk-free interest rate, expected dividend yield, and an expected term unique to the terms of these awards.

Under the performance and market contingent awards, 53,575 of the shares have three separate market triggers for vesting based upon (i) the closing of a financing where the Company sells shares of its equity securities to institutional investors at a minimum price per share, (ii) a change in control with aggregate proceeds payable to the Company’s common stock at a minimum price per share, or (iii) an initial public offering that becomes effective at a minimum specified price per share. The remaining 107,152 shares have three separate market triggers for vesting based upon (i) the closing of a financing where the Company sells shares of its equity securities to institutional investors at a minimum pre-money valuation, (ii) a change in control with a minimum aggregate proceeds payable to the Company’s common stock, or (iii) an initial public offering that becomes effective or an achievement of a minimum market capitalization, as measured by a trailing 30 day volume-weighted average price.

By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commence.

As of June 30, 2018, and December 31, 2017, there were 454,584 and 360,594 performance and market contingent stock option awards outstanding with a grant date total fair value of $1.0 million and $0.4 million respectively. As of June 30, 2018, and December 31, 2017, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Restricted Stock

A summary of the Company’s restricted stock activity for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	478,971	$4.57
Granted	—	$4.57
Vested	(119,742)	$4.57
Unvested at June 30, 2018	359,229	$4.57

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, included in the Company’s statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,969	$205	$2,943	$375
General and administrative	869	320	1,265	563
Total	$2,838	$525	$4,208	$938

10. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted loss per share also requires that, to the extent the presumed issuance of additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(20,002)	$(11,428)	$(36,135)	$(20,362)
Denominator:
Weighted average number of shares outstanding—basic and diluted	26,298,666	3,154,515	15,003,493	3,117,220
Net loss per share—basic and diluted	$(0.76)	$(3.62)	$(2.41)	$(6.53)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2018	2017
Convertible preferred stock	—	28,159,724
Options to purchase common stock	5,545,004	2,843,852
Early exercised common stock subject to future vesting	938,545	1,118,047
Restricted stock accounted for as options	359,229	—
Warrants to purchase convertible preferred stock	—	763,501
Warrants to purchase common stock	850,686	96,610
Total	7,693,464	32,981,734

Up to 739,551 shares may be contingently issued, if certain performance conditions are met under our in-licensing agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2017, included in our prospectus dated May 2, 2018, filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

Overview

We are a biotechnology company engaged in researching and developing therapeutics to extend healthspan by slowing, halting or reversing diseases of aging.  Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as osteoarthritis, eye diseases and pulmonary diseases.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $36.1 million and $20.4 million for the six months ended June 30, 2018 and 2017, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of June 30, 2018, we had an accumulated deficit of $123.0 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes. In May 2018, we completed our IPO pursuant to which we issued 5,000,000 shares of our common stock at a price of $17.00 per share.  We received proceeds of approximately $75.9 million, after deducting underwriting discounts, commissions, and offering-related transaction costs from the IPO.

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

•	expenses related to license and sponsored research agreements;
•	clinical trial expenses; and
•	facilities and other allocated expenses, including expenses for rent and facilities maintenance, and depreciation and amortization.

We expect our research and development expenses to increase as we advance our drug candidates into and through preclinical and clinical trials and pursue regulatory approval of our drug candidates. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and we are required to make estimates for expense accruals related to clinical trial expenses.  The actual probability of success for our drug candidates may be affected by a variety of factors including: the safety and efficacy of our drug candidates, early clinical data, investment in our clinical program, the ability of collaborators, if any, to successfully develop any drug candidates we license to them, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our drug candidates. Due to the early-stage nature of our lead programs, we do not track costs on a project-by-project basis until they enter clinical studies.  As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our drug candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, audit and accounting services, and depreciation and amortization expense related to property and equipment. Personnel costs consist of salaries, benefits, insurance and stock-based compensation. We expect to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative headcount to support the growth of our business and operate as a public company.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the three and six months ended June 30, 2018 and 2017.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Summary of Operations Data:
Operating expenses:
Research and development	$15,198	$9,213	$5,985	$28,223	$16,183	$12,040
General and administrative	3,842	2,485	1,357	7,299	4,555	2,744
Fair value of contingent consideration	1,758	—	1,758	1,758	—	1,758
Total operating expenses	20,798	11,698	9,100	37,280	20,738	16,542
Loss from operations	(20,798)	(11,698)	9,100	(37,280)	(20,738)	16,542
Interest income	826	278	548	1,178	386	792
Other expense, net	(30)	(8)	22	(33)	(10)	23
Net loss	$(20,002)	$(11,428)	$8,574	$(36,135)	$(20,362)	$15,773

Research and Development

Research and development expenses increased by $6.0 million, to $15.2 million for the three months ended June 30, 2018 from $9.2 million for the three months ended June 30, 2017. The increase was primarily due to increases of $3.6 million for personnel-related expenses, of which $1.8 million was related to non-cash stock-based compensation, $1.5 million for direct research and development activities and $0.6 million for facilities-related costs.

Research and development expenses increased by $12.0 million, to $28.2 million for the six months ended June 30, 2018 from $16.2 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $6.2 million for personnel-related expenses, of which $2.6 million was related to non-cash stock based-compensation, $3.7 million for direct research and development activities and $1.4 million for facilities-related costs.

General and Administrative

General and administrative expenses increased by $1.4 million, to $3.8 million for the three months ended June 30, 2018 from $2.5 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $1.2 million for personnel related expenses, of which was $0.5 million in non-cash stock-based compensation, a $0.4 million increase in professional services expenses. The increases were partially offset by a $0.5 million decrease in research contributions.

General and administrative expenses increased by $2.7 million, to $7.3 million for the six months ended June 30, 2018 from $4.6 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $1.8 million for personnel related expenses, of which $0.7 million was related to non-cash stock-based compensation and a $1.4 million increase in professional services expenses primarily related to activities in preparation of becoming a public company, offset by a $1.0 million decrease in research contributions.

Change in fair value of contingent consideration

The contingent consideration expense is related to a license agreement and a compound library and option agreement.  At each reporting period, the estimated fair value of the liability is determined using a probability-weighted valuation approach model which reflects the probability and timing of future issuances common shares.  The increase of $1.8 million is due to the initial recording of contingent consideration expense for the three and six months ended June 30, 2018. Any change in fair value is measured as of each balance sheet date and recorded as contingent consideration expense.

Interest Income

Our interest income was $0.8 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017 respectively, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Our interest income was $1.2 million and $0.4 million for the six months ended June 30, 2018 and June 30, 2017 respectively, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of June 30, 2018, we had an accumulated deficit of $123.0 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through issuance and sale of convertible preferred stock and convertible promissory notes and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In March 2018, we sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for proceeds of $54.9 million. In April 2018, we sold 322,852 shares of Series C convertible preferred stock at $15.3317 per share for additional proceeds of $5.0 million.  In May 2018, we consummated our initial public offering and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. As of June 30, 2018, we had $198.0 million in cash, cash equivalents and marketable securities.

Future Funding Requirements

To date we have not generated any revenue for contracts with customers and have only received a contribution from a third-party organization for certain research and development activities to support their philanthropic mission. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of our IPO, we expect to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $123.0 million through June 30, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021, including through clinical data readout from our Phase 1 clinical study of UBX0101 and data readouts from two additional Phase 1 clinical studies of our lead programs for ophthalmologic and/or pulmonary disorders.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967 or any other drug candidates, and conducting preclinical studies and clinical trials, including our Phase 1 clinical study of UBX0101, which was initiated in the second quarter of 2018;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(29,932)	$(17,637)
Cash used in investing activities	(79,845)	(106,519)
Cash provided by financing activities	136,644	42,874
Net increase (decrease) in cash and restricted cash	$26,867	$(81,282)

Operating Activities

Cash used in operating activities of $29.9 million for the six months ended June 30, 2018 consisted primarily of a net loss of $36.1 million, offset by net non-cash charges of $6.5 million and changes to our operating assets and liabilities. Our non-cash charges consisted primarily of $4.2 million in stock-based compensation, a $1.8 million charge recorded for contingent consideration liability associated with a license agreement and a compound library and option agreement and $1.0 million in depreciation and amortization, partially offset by a $0.3 million accretion of our tenant improvement allowance. The net change in our operating assets and liabilities consisted of an increase of $1.0 million in accrued liabilities and other current liabilities, an increase of $1.1 million in other long-term assets and an increase of $0.7 million in prepaid expenses and other current assets. The increases were partially offset by a decrease of $1.4 million in contribution receivable and a decrease of $0.6 million in accounts payable.

Cash used in operating activities of $17.6 million for the six months ended June 30, 2017 consisted primarily of a net loss of $20.4 million adjusted for non-cash charges changes to our operating assets and liabilities. Our non-cash charges primarily consisted of $0.9 million in stock-based compensation and $0.4 million in depreciation and amortization, partially offset by $0.3 million in accretion of our tenant improvement allowance. The net change in our operating assets and liabilities was driven primarily by an increase in accounts payable of $1.8 million due to the increase in overall research and development activities and increases of $0.3 million in deferred rent and $0.2 million in accrued compensation, partially offset by decreases of $0.5 million in prepaid expenses and other current assets and $0.2 million in accrued liabilities and other current liabilities.

Investing Activities

Cash used in investing activities of $79.8 million for the six months ended June 30, 2018 was related to purchases of marketable securities of $137.8 million and purchases of property and equipment of $0.5 million, which were offset by maturities of marketable securities of $58.5 million.

Cash used in investing activities of $106.5 million for the six months ended June 30, 2017 was related to the purchases of marketable securities of $110.3 million and the purchases of property and equipment of $1.0 million, which were partially offset by maturities of marketable securities of $4.8 million.

Financing Activities

Cash provided by financing activities of $136.6 million for the six months ended June 30, 2018 was primarily related to net proceeds from the Company’s sale of common stock in its IPO of $75.9 million, net proceeds from issuance of Series C convertible preferred stock of $59.9 million, and proceeds from repayment of recourse notes of $0.9 million.

Cash provided by financing activities of $42.9 million for the six months ended June 30, 2017 was primarily related to net proceeds of $42.9 million from the issuance of shares of our Series B convertible preferred stock.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of business related to our contractual obligations during the six months ended June 30, 2018 as compared to those disclosed in our Prospectus, filed with the SEC on May 4, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. While we have an investment in a variable interest entity, its purpose is not to provide off-balance sheet financing.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to those disclosed in our Prospectus, filed with the SEC on May 4, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of June 30, 2018 and December 31, 2017 and the notes accompanying those financial statements.

Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, make it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We submitted our Investigational New Drug, or IND, application in March 2018 for one of our lead drug candidates, UBX0101, a senolytic small-molecule inhibitor of MDM2/p53 and initiated a Phase 1 clinical study of UBX0101 in osteoarthritic patients in the second quarter of 2018. We have not yet submitted an IND or initiated a clinical study for any of our other drug candidates.

We have had significant operating losses since our inception. Our net loss for the six months ended June 30, 2018, and 2017, was approximately $36.1 million and $20.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $123.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of June 30, 2018, we had capital resources consisting of cash, cash equivalents, and marketable securities of $198.0 million. In March and April 2018, we sold and issued an aggregate of 3,913,425 shares of our Series C convertible preferred stock at $15.3317 per share for net cash proceeds to us of approximately $59.9 million. In May 2018, we completed our initial public offering and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101 and UBX1967, and the discovery and development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967 or any other drug candidates, and conducting preclinical studies and clinical studies, including our Phase 1 clinical study of UBX0101, which was initiated in the second quarter of 2018;

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

We plan to develop a pipeline of drug candidates to treat age-associated diseases and extend human healthspan. We are currently developing multiple senolytic molecules to address a variety of age-associated diseases, including musculoskeletal, ophthalmologic and pulmonary disorders. In addition, we are pursuing other aging mechanisms, such as loss of circulating youth factors and mitochondrial dysfunction, which also have the potential to reduce the damaging effects of age. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications or mechanisms to effect diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-associated disease. To accomplish this goal, we submitted our IND application in March 2018, and we initiated a Phase 1 clinical study of UBX0101 in osteoarthritic patients in the second quarter of 2018. In addition, we plan to submit our IND application and commence a Phase 1 clinical study of UBX1967 in an ophthalmologic indication in the second half of 2019.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. Our lead drug candidate, UBX0101, is currently being evaluated in a clinical study and our other lead drug candidate, UBX1967, has yet to complete IND-enabling studies. UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of drug candidates from our senolytic medicine pipeline. However, given our early stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a drug candidate sufficient to warrant approval for commercialization.

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

Although we submitted our IND application for UBX0101 in March 2018, and we initiated a Phase 1 clinical study in the first half of 2018, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies under such IND, completing ongoing studies of our other drug candidates and initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

In addition, we believe that many age-associated diseases will require the development of systemic senolytic medicines and that the full potential to extend human healthspan will require additional non-senescence based therapeutic approaches. As a result, we intend to continue to dedicate significant resources and effort to better understand fundamental aging mechanisms, such as loss of circulating youth factors and mitochondrial dysfunction and translate these insights into human medicines. However, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited and our non-senolytic programs are based on emerging science. We therefore cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

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

We have not yet engaged any manufacturers for the commercial supply of our drug candidates. Although we intend to enter into such agreements prior to commercial launch of any of our drug candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial supply of our drug candidates, we will have no other means of producing our lead drug candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues.

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

As of June 30, 2108, we had 86 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we are successful in achieving regulatory approval to commercialize any biologic drug candidate faster than our competitors, such drug candidates may face competition from biosimilar products. In the United States, large molecule drug candidates are regulated by the FDA as biologic products subject to approval under the biologics license application, or BLA, pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

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

As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66.1% of our voting stock, after giving effect to the closing of our initial public offering. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2018, we had outstanding a total of approximately 42.3 million shares of common stock. Of these shares, approximately 5.0 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

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

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued and sold the following unregistered securities:

1.

We issued an aggregate of 322,852 shares of our Series C Preferred Stock at a price per share of $15.3317, for a total amount raised (including the cancellation of indebtedness) of approximately $5.0 million.

2.

We granted stock options under our 2013 Equity Incentive Plan, as amended, covering an aggregate of 47,443 shares of common stock at a weighted average exercise price of $12.21 per share. Of these, none of the options were canceled without being exercised. We granted stock options under our 2018 Equity Incentive Plan, as amended, covering an aggregate of 1,088,383 shares of common stock at a weighted average exercise price of $16.76 per share. Of these, none of the options were canceled without being exercised.

Use of Proceeds from our Initial Public Offering of Common Stock

On May 2, 2018, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-224163), as amended, filed in connection with our initial public offering (IPO). The IPO closed on May 7, 2018 and we issued and sold 5,000,000 shares of our common stock at a price to the public of $17.00 per share. We received net proceeds from the IPO of approximately $75.9 million, after deducting underwriting discounts and commissions, and IPO related transaction costs. The managing underwriters of the offering were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Citigroup Global Markets, Inc. and Mizuho Securities USA LLC. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

b)

The net proceeds from the IPO have been invested in interest-bearing, investment-grade instruments and government securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1. Repurchase of Shares or Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

Unity Biotechnology, Inc.

Date: August 9, 2018	By: /s/ Keith R. Leonard Jr. Keith R. Leonard Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)