Form 10-Q
period 2018-09-30
Unity Biotechnology, Inc.
filed 2018-11-07
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of October 31, 2018, the registrant had 42,322,562 shares of common stock, $0.0001 par value per share, outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,897	$7,298
Contribution receivable	—	1,382
Short-term marketable securities	148,917	79,212
Prepaid expenses and other current assets	2,002	988
Total current assets	179,816	88,880
Property and equipment, net	6,345	6,958
Long-term marketable securities	6,386	5,118
Restricted cash	550	550
Other long-term assets	1,624	518
Total assets	$194,721	$102,024
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,624	$2,378
Accrued compensation	2,839	2,181
Accrued and other current liabilities	4,618	3,338
Contingent consideration liability	1,609	—
Total current liabilities	11,690	7,897
Deferred rent, net of current portion	2,667	3,166
Contingent consideration liability, net of current portion	784	—
Other non-current liabilities	64	118
Total liabilities	15,205	11,181
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 and 91,739,149 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and 28,159,724 shares issued and outstanding as of December 31, 2017; aggregate liquidation preference of $190,825 as of December 31, 2017	—	173,956
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 and 122,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 42,317,562 and 4,830,389 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	1
Additional paid-in capital	321,594	4,072
Related party promissory notes for purchase of common stock	(201)	(202)
Employee promissory notes for purchase of common stock	(400)	—
Accumulated other comprehensive loss	(119)	(104)
Accumulated deficit	(141,362)	(86,880)
Total stockholders’ equity (deficit)	179,516	(83,113)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$194,721	$102,024

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$14,353	$9,599	$42,577	$25,782
General and administrative	4,389	2,484	11,688	7,040
Fair value of contingent consideration	635	—	2,393	—
Total operating expenses	19,377	12,083	56,658	32,822
Loss from operations	(19,377)	(12,083)	(56,658)	(32,822)
Interest income	1,068	348	2,246	734
Other expense, net	(37)	(15)	(70)	(25)
Net loss	(18,346)	(11,750)	(54,482)	(32,113)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	(42)	16	(15)	(4)
Comprehensive loss	$(18,388)	$(11,734)	$(54,497)	$(32,117)
Net loss per share, basic and diluted	$(0.45)	$(3.63)	$(2.29)	$(10.17)
Weighted-average number of shares used in computing net loss per share, basic and diluted	41,057,861	3,236,760	23,762,450	3,157,505

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(54,482)	$(32,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,584	836
Amortization of premium and discounts on marketable securities	(586)	181
Stock-based compensation	6,925	1,497
Accretion of tenant improvement allowance	(456)	(453)
Change in fair value of contingent consideration for license agreements	2,393	—
Changes in operating assets and liabilities:
Contribution receivable	1,382	—
Prepaid expenses and other current assets	(1,015)	(798)
Other long-term assets	(1,106)	24
Accounts payable	91	3,452
Accrued compensation	658	814
Accrued liabilities and other current liabilities	840	(513)
Deferred rent, net of current portion	(45)	315
Net cash used in operating activities	(43,817)	(26,758)
Investing activities
Purchase of marketable securities	(166,070)	(120,295)
Maturities of marketable securities	95,669	26,410
Purchase of property and equipment	(816)	(1,363)
Net cash used in investing activities	(71,217)	(95,248)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	59,899	42,868
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	42	(43)
Proceeds from issuance of common stock in initial public offering, net of commissions	79,050	—
Payment of initial public offering costs	(3,201)	—
Proceeds from repayment of recourse notes	895	—
Payments made on capital lease obligations	(52)	(38)
Net cash provided by financing activities	136,633	42,787
Net increase (decrease) in cash, cash equivalents and restricted cash	21,599	(79,219)
Cash, cash equivalents and restricted cash at beginning of year	7,848	89,736
Cash, cash equivalents and restricted cash at end of year	$29,447	$10,517
Supplemental Disclosures of Non-Cash Investing and Financing Information
Property and equipment included in accounts payable	$155	$303
Property and equipment acquired under capital leases	$—	$243
Receipt of promissory note from related party for purchase of common stock	$390	$—
Receipt of promissory note from employees for purchase of common stock	$400	$—

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to extend human healthspan. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company is located in Brisbane, California, was incorporated in the State of Delaware in 2009 and operates in one segment.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of United States Securities and Exchange Commission (“SEC”) for interim reporting.

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $141.4 million and $86.9 million as of September 30, 2018 and December 31, 2017, respectively. The Company had net losses of $54.5 million and $32.1 million for the nine months ended September 30, 2018 and 2017, respectively, and net cash used in operating activities of $43.8 million and $26.8 million for the nine months ended September 30, 2018 and 2017, respectively. To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, common stock valuation, contingent consideration liabilities and stock-based compensation. Actual results could differ from such estimates or assumptions.

Contingent Consideration Liability

The Company has entered into and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements also include contingent consideration in the form of additional issuances of the Company’s common stock based on the achievement of certain milestones. For asset acquisitions, the Company assesses whether such contingent consideration meets the definition of a derivative, until such time that the contingency is met or expires. As of September 30, 2018, the Company has recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses.

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$28,897	$7,298
Restricted cash	550	550
Total cash, cash equivalents and restricted cash	$29,447	$7,848

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

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. Substantially all of the Company’s cash and cash equivalents and restricted cash is deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions, and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash deposits.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of September 30, 2018, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its condensed financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its condensed financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a significant impact on its condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The ASU is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its balance sheet related to these leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed financial statement disclosures

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities (except for investments accounted for under the equity method of accounting); and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for the Company for annual periods beginning in 2019 and interim periods beginning in 2020. Early adoptions of certain amendments within the update are permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures, including the Company’s cost method investment.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.  In December 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months.  In March 2018, the FASB issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The ASU provides for a provisional one year measurement period for entities to finalize their accounting for certain tax effects related to the Act. The Company has adopted SAB 118 and currently considers its accounting for the impact of U.S. federal tax reform to be incomplete but continues to make a reasonable estimate of the effects on our existing deferred tax assets. The Company expects to complete the remainder of the analysis within the measurement period in accordance with SAB 118.  Adjustments, if any, are not expected to impact the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s condensed financial statements.

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

The fair value of the Company’s cost method investment is measured when it is deemed to be other-than-temporarily impaired.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,828	$15,828	$—	$—
Receivable from maturity of U.S. treasury	9,250	9,250	—	—
U.S. treasuries	2,498	—	2,498	—
U.S. government debt securities	1,000	—	1,000	—
Total cash equivalents	28,576	25,078	3,498	—
Short-term marketable securities:
U.S. treasuries	38,549	—	38,549	—
U.S. and foreign commercial paper	17,892	—	17,892	—
U.S. and foreign corporate debt securities	19,122	—	19,122	—
Asset-backed securities	2,744	—	2,744	—
U.S. government debt securities	70,610	—	70,610	—
Total short-term marketable securities	148,917	—	148,917	—
Long-term marketable securities:
U.S. government debt securities	6,386	—	6,386	—
Total long-term marketable securities	6,386	—	6,386	—
Total marketable securities	155,303	—	155,303	—
Total assets	$183,879	$25,078	$158,801	$—
Liabilities:
Contingent consideration liability	$2,393	$—	$—	$2,393
Total contingent consideration liability	$2,393	$—	$—	$2,393

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,709	$5,709	$—	$—
Total cash equivalents	$5,709	$5,709	$—	$—
Short-term marketable securities:
U.S. and foreign commercial paper	6,359	—	6,359	—
U.S. and foreign corporate debt securities	16,149	—	16,149	—
Asset-backed securities	14,588	—	14,588	—
U.S. government debt securities	40,362	—	40,362	—
U.S. treasuries	1,754	—	1,754	—
Total short-term marketable securities	79,212	—	79,212	—
Long-term marketable securities:
Asset-backed securities	2,742	—	2,742	—
U.S. government debt securities	2,376	—	2,376	—
Total long-term marketable securities	5,118	—	5,118	—
Total marketable securities	84,330	—	84,330	—
Total assets	$90,039	$5,709	$84,330	$—

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

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to two agreements executed in February 2016 with a privately held clinical-stage biopharmaceutical company: (a) a license agreement granting the Company the right to research, develop, and seek and obtain marketing approval for an initial licensed compound, and (b) a compound library and option agreement granting the Company the right to identify and take licenses to additional compounds, in each case for the treatment of indications outside of oncology (collectively, the “Commercial Agreements”). The Commercial Agreements include contingent consideration of up to an aggregate of 666,670 additional shares of common stock to be issued based on achievement of certain specified clinical development and sales milestone events.  The Company valued the contingent consideration liability using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. The probability of achieving the defined milestones for each licensed product was estimated by the Company’s management. Total contingent consideration may change significantly as development under the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related development and commercial milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $12.0 million (using the Company’s stock price as of September 30, 2018). As of September 30, 2018, and December 31, 2017, none of the development and commercial milestones had been achieved and no royalties were due from the sales of licensed products.

As of September 30, 2018, the Company determined that the net settlement criteria of the definition of a derivative had been met and recorded a contingent consideration liability of $2.4 million. No liability was recorded at December 31, 2017 as the net settlement criteria were not met. The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2017	$—
Additions	—
Settlements	—
Change in fair value	2,393
Balance at September 30, 2018	$2,393

There were no transfers between the hierarchies during the nine months ended September 30, 2018 and the year ended December 31, 2017.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2018 (in thousands):

	September 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
U.S. and foreign commercial paper	$17,893	$1	$(2)	$17,892
U.S. and foreign corporate debt securities	19,131	—	(9)	19,122
Asset-backed securities	2,751	—	(7)	2,744
U.S. government debt securities	70,674	—	(64)	70,610
U.S. treasuries	38,577	—	(28)	38,549
Total short-term marketable securities	149,026	1	(110)	148,917
Long-term marketable securities:
U.S. government debt securities	6,396	—	(10)	6,386
Total long-term marketable securities	6,396	—	(10)	6,386
Total marketable securities	$155,422	$1	$(120)	$155,303

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2017:

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
U.S. and foreign commercial paper	$6,369	$—	$(10)	$6,359
U.S. and foreign corporate debt securities	16,162	—	(13)	16,149
Asset-backed securities	14,604	—	(16)	14,588
U.S. government debt securities	40,418	—	(56)	40,362
U.S. treasuries	1,754	—	—	1,754
Total short-term marketable securities	79,307	—	(95)	79,212
Long-term marketable securities:
Asset-backed securities	2,752	—	(10)	2,742
U.S. government debt securities	2,375	1	—	2,376
Total long-term marketable securities	5,127	1	(10)	5,118
Total marketable securities	$84,434	$1	$(105)	$84,330

At September 30, 2018, the remaining contractual maturities of long-term available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2018 and December 31, 2017.

5. License Agreements

License and Compound Library and Option Agreement

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate 666,670 additional shares of common stock, in each case to be issued based on the Company’s achievement of certain specified clinical development and sales milestone events. The license agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

The Company recognized a $2.4 million contingent consideration liability associated with the potential issuance of common stock related to the Commercial Agreements at September 30, 2018.

In April 2016, in connection with the Commercial Agreements the Company purchased an equity interest in an affiliate of the biopharmaceutical company for an aggregate purchase price of $0.5 million. The equity interest represents an insignificant level of ownership in the entity and approximates the fair value of the shares received and has been recorded as a cost method investment in the Company’s financial statements. In May 2018 these shares were exchanged for new shares of a newly formed affiliate of the biopharmaceutical company as part of a reorganization of those entities. The Company also invested an additional $0.5 million in the newly formed affiliate of the biopharmaceutical company in May 2018.

The Company agreed to provide funding to the biopharmaceutical company for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was $ $0.4 million for each of the nine months ended September 30, 2017 and 2018.

Under the consolidation guidance, the Company determined that the biopharmaceutical company is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of this entity and as such the Company is not the primary beneficiary and consolidation is not required. As of September 30, 2018, and December 31, 2017, the Company has not provided financial, or other, support to the biopharmaceutical company that was not contractually required.

Other License Agreements with Research Institutions

The Company has entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at September 30, 2018. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Commitments and Contingencies

Operating Lease

The Company has one non-cancelable operating lease consisting of administrative and research and development office space for its Brisbane, California headquarters that expires in October 2022. Future minimum lease payments under the Company’s non-cancellable operating lease at September 30, 2018 were as follows (in thousands):

Amount
2018 (remaining 3 months)	$492
2019	2,012
2020	2,072
2021	2,135
2022	1,621
Total future minimum lease payments	$8,332

Rent expense for the nine months ended September 30, 2018 and 2017 was $1.4 million and $1.2 million, respectively.

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

In October 2017, the Company issued two promissory notes to an executive officer for $1.6 million and $0.5 million, each with an interest rate of 1.85% per annum. The aggregate principal amount of $2.1 million was used to purchase 625,084 shares of restricted stock. The promissory notes were considered to be non-recourse in substance and accordingly, the shares sold subject to such promissory notes are considered to be an option for accounting purposes. In April 2018, the Company’s board of directors approved the forgiveness of all outstanding principal and accrued interest of the $1.6 million non-recourse promissory note. The non-recourse promissory note outstanding of $0.5 million was repaid on April 4, 2018 in accordance with the terms of the note. The forgiveness of the promissory note was accounted for as a modification of a share-based payment. The Company recorded an incremental charge of $0.4 million and $1.2 million related to the modification for the three and nine months ended September 30, 2018, respectively.

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

Financing Activities

During the nine months ended September 30, 2018, the Company issued convertible preferred stock for total proceeds of $3.0 million to shareholders who are considered to be related parties.

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

Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into 32,073,149 shares of common stock. In addition, all 763,501 of the Company’s convertible preferred stock warrants were converted into warrants to purchase shares of common stock. As of September 30, 2018, the Company had no shares of convertible or preferred stock issued or outstanding.

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

9. Stock-Based Compensation

2018 Incentive Award Plan

In March 2018, the Company’s board of directors adopted the Company’s 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders in April 2018 and became effective on May 2, 2018.  The 2018 Plan initially reserved 4,289,936 shares for the issuance of stock options as well as any automatic annual increases in the number of shares of common stock reserved for future issuance under the 2018 Plan.  Awards granted under the 2018 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2018 Plan.

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of September 30, 2018, there was an aggregate 5,058,434 shares of common stock authorized for issuance under the 2018 Plan.

Prior to its termination, the 2013 Plan provided for the granting of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) and restricted shares to employees, directors, and consultants at the discretion of management and the Board of Directors. The exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. For awards granted between September 2017 and February 2018 with an exercise price of $3.42, a deemed fair value ranging from $3.95 to $8.47 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted under the 2013 Plan expire no later than 10 years from the date of grant and generally vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2018 Plan.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2017	4,196,203	$3.06
Granted	1,724,893	$13.41
Exercised	(404,597)	$3.11
Canceled	(252,116)	$6.13
Balances at September 30, 2018	5,264,383	$6.30

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

Under the 2018 ESPP, employees are offered the option to purchase the Company’s common stock at a discount during the offering periods, at semi-annual intervals, with their accumulated payroll deductions. The option purchase price will be 85% of the lower of the closing trading price per share at the beginning of the offering period or at the purchase date. The 2018 ESPP provides for consecutive offering periods and eligible employees may elect to withhold up to 15% of their compensation through payroll deductions during the offering period for the purchase of stock. The maximum number of shares that may be purchased by any one participant is limited to 15,000 shares in each offering period and $25,000 in fair market value during any calendar year per the Internal Revenue Code limits. The first offering period commenced on September 16, 2018.

Performance Contingent Stock Options Granted to Employees

During the nine months ended September 30, 2018, the Board of Directors granted performance contingent stock option awards exercisable for 53,575 shares, to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42 which was based on the fair market value on the grant date, as determined by the Board of Directors, and vest upon the successful achievement of one or more specified performance goals.

The total estimated fair value of employee performance contingent stock option awards was $0.4 million and was estimated at the date of grant using a Black-Scholes option-pricing model using the same assumptions as the stock options granted to employees with service-based vesting conditions.

As of September 30, 2018, and December 31, 2017, there were 329,498 and 275,922 performance contingent stock option awards outstanding with a total grant date fair value of $0.7 million and $0.3 million respectively. As of September 30, 2018, and December 31, 2017, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Performance and Market Contingent Stock Options Granted to Employees

During the nine months ended September 30, 2018, the Board of Directors granted performance and market contingent stock option awards exercisable for 160,727 shares of common stock to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42, which was based on the fair market value on the grant date, as determined by the Board of Directors. The total estimated grant-date fair value of these options was $0.7 million. Key assumptions in the valuation model included expected volatility, a risk-free interest rate, expected dividend yield, and an expected term unique to the terms of these awards.

Under the performance and market contingent awards, 53,575 of the shares have three separate market triggers for vesting based upon (i) the closing of a financing where the Company sells shares of its equity securities to institutional investors at a minimum price per share, (ii) a change in control with aggregate proceeds payable for the Company’s common stock at a minimum price per share, or (iii) an initial public offering that becomes effective at a minimum specified price per share. The remaining 107,152 shares have three separate market triggers for vesting based upon (i) the closing of a financing where the Company sells shares of its equity securities to institutional investors at a minimum pre-money valuation, (ii) a change in control with minimum aggregate proceeds payable for the Company’s common stock at a minimum price per share, or (iii) an initial public offering that becomes effective or an achievement of a minimum market capitalization, as measured by a trailing 30 day volume-weighted average price.

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

As of September 30, 2018, and December 31, 2017, there were 454,584 and 360,594 performance and market contingent stock option awards outstanding with a grant date total fair value of $1.0 million and $0.4 million respectively. As of September 30, 2018, and December 31, 2017, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Restricted Stock

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	478,971	$4.57
Granted	—	$4.57
Vested	(119,742)	$4.57
Unvested at September 30, 2018	359,229	$4.57

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, included in the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,652	$208	$4,595	$583
General and administrative	1,065	351	2,330	914
Total	$2,717	$559	$6,925	$1,497

10. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted earnings (loss) per share also requires that, to the extent the presumed issuance of additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, convertible preferred stock, early exercised common stock subject to future vesting, restricted stock accounted for as options common and preferred stock warrants and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(18,346)	$(11,750)	$(54,482)	$(32,113)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	41,057,861	3,236,760	23,762,450	3,157,505
Net loss per share—basic and diluted	$(0.45)	$(3.63)	$(2.29)	$(10.17)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2018	2017
Convertible preferred stock	—	28,159,724
Options to purchase common stock	5,433,874	4,049,028
Early exercised common stock subject to future vesting	848,898	947,241
Restricted stock accounted for as options	359,228	—
Warrants to purchase convertible preferred stock	—	763,501
Warrants to purchase common stock	850,686	96,610
Shares subject to ESPP	29,657	—
Total	7,522,343	34,016,104

Up to 739,551 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

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

Overview

We are a biotechnology company engaged in researching and developing therapeutics to extend healthspan by slowing, halting or reversing diseases of aging.  Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as musculoskeletal, opthalmologic and pulmonary diseases.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $54.5 million and $32.1 million for the nine months ended September 30, 2018 and 2017, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of September 30, 2018, we had an accumulated deficit of $141.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

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

We expect our research and development expenses to increase as we advance our drug candidates into and through preclinical and clinical trials and pursue regulatory approval of our drug candidates. The process of conducting the clinical trials required to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and we are required to make estimates for expense accruals related to clinical trial expenses.  The actual probability of success for our drug candidates may be affected by a variety of factors including: the safety and efficacy of our drug candidates, early clinical data, investment in our clinical program, the ability of collaborators, if any, to successfully develop any drug candidates we license to them, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our drug candidates. Program costs that are direct external expenses are tracked on a program-by-program basis once they enter clinical studies.  As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our drug candidates.

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

Fair Value of Contingent Consideration

Our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration meets the definition of a derivative, until such time that the contingency is met or expires. As of September 30, 2018, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. The contingent consideration expense is driven by the change in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the three and nine months ended September 30, 2018 and 2017.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Summary of Operations Data:
Operating expenses:
Research and development	$14,353	$9,599	$4,754	$42,577	$25,782	$16,795
General and administrative	4,389	2,484	1,905	11,688	7,040	4,648
Fair value of contingent consideration	635	—	635	2,393	—	2,393
Total operating expenses	19,377	12,083	7,294	56,658	32,822	23,836
Loss from operations	(19,377)	(12,083)	7,294	(56,658)	(32,822)	23,836
Interest income	1,068	348	720	2,246	734	1,512
Other expense, net	(37)	(15)	22	(70)	(25)	45
Net loss	$(18,346)	$(11,750)	$6,596	$(54,482)	$(32,113)	$22,369

Research and Development

Research and development expenses increased by $4.8 million, to $14.4 million for the three months ended September 30, 2018 from $9.6 million for the three months ended September 30, 2017. The increase was primarily due to increases of $2.8 million for personnel-related expenses, of which $1.4 million was related to non-cash stock-based compensation, $1.6 million for direct research and development activities and $0.3 million for facilities-related costs.

Research and development expenses increased by $16.8 million, to $42.6 million for the nine months ended September 30, 2018 from $25.8 million for the nine months ended September 30, 2017. The increase was primarily due to increases of $8.9 million for personnel-related expenses, of which $4.0 million was related to non-cash stock based-compensation, $5.1 million for direct research and development activities and $1.7 million for facilities-related costs.

General and Administrative

General and administrative expenses increased by $1.9 million, to $4.4 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017. The increase was primarily due to increases of $1.5 million for personnel related expenses, of which $0.7 million was related to non-cash stock-based compensation, $0.3 million for professional services and $0.2 million in insurance expense.

General and administrative expenses increased by $4.6 million, to $11.7 million for the nine months ended September 30, 2018 from $7.0 million for the nine months ended September 30, 2017. The increase was primarily due to increases of $3.2 million for personnel related expenses, of which $1.4 million was related to non-cash stock-based compensation, $1.8 million in professional services expenses primarily related to activities in preparation of becoming a public company, $0.3 million in insurance expense and $0.3 million for facilities-related costs. The increases were partially offset by a $1.1 million decrease in research contributions.

Change in fair value of contingent consideration

Expenses related to the change in fair value of contingent consideration was $0.6 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. The contingent consideration expense was due to a change in the estimated fair value of the liability under our license agreements. The fair value is determined using a probability-weighted valuation approach model which considers our stock price and the probability and timing of the achievement of certain milestones at the balance sheet date.

Interest Income

Our interest income was $1.1 million and $2.2 million for the three and nine months ended September 30, 2018, as compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of September 30, 2018, we had an accumulated deficit of $141.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through issuance and sale of convertible preferred stock and convertible promissory notes and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In March 2018, we sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for proceeds of $54.9 million. In April 2018, we sold 322,852 shares of Series C convertible preferred stock at $15.3317 per share for additional proceeds of $5.0 million.  In May 2018, we consummated our initial public offering and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. As of September 30, 2018, we had $184.2 million in cash, cash equivalents and marketable securities.

Future Funding Requirements

To date we have not generated any revenue for contracts with customers and have only received a contribution from a third-party organization for certain research and development activities to support their philanthropic mission. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of our IPO, we have begun to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $141.4 million through September 30, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021, including through clinical data readout from our Phase 1 clinical study of UBX0101 and data readouts from two additional Phase 1 clinical studies of our lead programs for ophthalmologic and/or pulmonary diseases.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(43,817)	$(26,758)
Cash used in investing activities	(71,217)	(95,248)
Cash provided by financing activities	136,633	42,787
Net increase (decrease) in cash and restricted cash	$21,599	$(79,219)

Operating Activities

Cash used in operating activities of $43.8 million for the nine months ended September 30, 2018 consisted primarily of a net loss of $54.5 million adjusted for net non-cash charges of $9.8 million and net changes to our operating assets and liabilities of $0.8 million. Our non-cash charges consisted primarily of $6.9 million in stock-based compensation, a $2.4 million charge recorded for contingent consideration liability associated with a license agreement and a compound library and option agreement and $1.6 million in depreciation and amortization, partially offset by a $0.6 million in amortization of premium and discounts on marketable securities and $0.5 million in accretion of our tenant improvement allowance. The net change in our operating assets and liabilities consisted of a decrease of $1.4 million in contribution receivable and increases of $0.7 million in accrued compensation and $0.8 million in accrued liabilities and other current liabilities, partially offset by increases of $1.1 million in other long-term assets and $1.0 million in prepaid expenses and other current assets.

Cash used in operating activities of $26.8 million for the nine months ended September 30, 2017 consisted primarily of a net loss of $32.1 million adjusted for net non-cash charges of $2.1 million and net changes to our operating assets and liabilities of $3.3 million. Our non-cash charges primarily consisted of $1.5 million in stock-based compensation and $0.8 million in depreciation and amortization, partially offset by $0.5 million in accretion of our tenant improvement allowance. The net change in our operating assets and liabilities was driven primarily by an increase in accounts payable of $3.5 million due to the increase in overall research and development activities and increases of $0.8 million in accrued compensation and $0.3 million in deferred rent, partially offset by a $0.8 million increase in prepaid expenses and other current assets and a $0.5 million decrease in accrued liabilities and other current liabilities.

Investing Activities

Cash used in investing activities of $71.2 million for the nine months ended September 30, 2018 was related to purchases of marketable securities of $166.1 million and purchases of property and equipment of $0.8 million, which were offset by maturities of marketable securities of $95.7 million.

Cash used in investing activities of $95.2 million for the nine months ended September 30, 2017 was related to purchases of marketable securities of $120.3 million and purchases of property and equipment of $1.4 million, which were partially offset by maturities of marketable securities of $26.4 million.

Financing Activities

Cash provided by financing activities of $136.6 million for the nine months ended September 30, 2018 was primarily related to net proceeds from the Company’s sale of common stock in its IPO of $75.9 million, net proceeds from issuance of Series C convertible preferred stock of $59.9 million, and proceeds from repayment of recourse notes of $0.9 million.

Cash provided by financing activities of $42.8 million for the nine months ended September 30, 2017 was primarily related to net proceeds of $42.9 million from the issuance of shares of our Series B convertible preferred stock.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of business related to our contractual obligations during the nine months ended September 30, 2018 as compared to those disclosed in our Prospectus, filed with the SEC on May 4, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. While we have an investment in a variable interest entity, its purpose is not to provide off-balance sheet financing.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to those disclosed in our Prospectus, filed with the SEC on May 4, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of September 30, 2018 and December 31, 2017 and the notes accompanying those financial statements.

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

We have had significant operating losses since our inception. Our net loss for the nine months ended September 30, 2018, and 2017, was approximately $54.5 million and $32.1 million, respectively. As of September 30, 2018, we had an accumulated deficit of $141.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of September 30, 2018, we had capital resources consisting of cash, cash equivalents, and marketable securities of $184.2 million. In March and April 2018, we sold and issued an aggregate of 3,913,425 shares of our Series C convertible preferred stock at $15.3317 per share for net cash proceeds to us of approximately $59.9 million. In May 2018, we completed our initial public offering, or IPO, and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101 and UBX1967, and the discovery and development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We plan to develop a pipeline of drug candidates to treat age-associated diseases and extend human healthspan. We are currently developing multiple senolytic molecules to address a variety of age-associated diseases, including musculoskeletal, ophthalmologic and pulmonary disorders. In addition, we are pursuing other aging mechanisms, such as loss of circulating youth factors and mitochondrial dysfunction, which also have the potential to cause damage. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-associated disease. To accomplish this goal, we submitted our IND application in March 2018, and we initiated a Phase 1 clinical study of UBX0101 in osteoarthritic patients in the second quarter of 2018. In addition, we plan to submit our IND application and commence a Phase 1 clinical study of UBX1967 in an ophthalmologic indication in the second half of 2019.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or drug candidates or misread trends in the aging or healthspan or the biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other drug candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such drug candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing, cost and level of investment in research, development and, if approved, commercialization activities relating to our drug candidates, which may change from time to time;
•	the timing and status of enrollment for our clinical studies;
•	the cost of manufacturing our drug candidates, as well as building out our supply chain, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	expenditures that we may incur to acquire, develop or commercialize additional drug candidates and technologies;
•	timing and amount of any milestone, royalty or other payments due under any collaboration or license agreement;
•	future accounting pronouncements or changes in our accounting policies;
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

We are developing a pipeline of drug candidates to treat age-associated diseases and extend human healthspan. Our foundational science and lead drug candidates are based on senescent biology. We believe that we can develop drug candidates capable of eliminating accumulated senescent cells and the associated Senescence Associated Secretory Phenotype, or SASP, when administered locally, and eventually develop systemic senolytic medicines using multiple modalities. However, this approach to treating age-associated diseases is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We currently have only limited data, and no conclusive evidence in humans that the accumulation of senescent cells and resulting exposure to SASP factors is the underlying cause of tissue damage and dysfunction associated with many age-associated diseases. Further, we have only just begun testing our senolytic molecules in humans and our current data is largely limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, there can be no assurances that even if we are able to develop senolytic medicines capable of eliminating senescent cells that such medicines would safely and effectively treat age-associated diseases.

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

Although we submitted our IND application for UBX0101 in March 2018, and we initiated a Phase 1 clinical study in the second quarter of 2018, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies under such IND, completing ongoing studies of our other drug candidates and initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than in our Phase 1 clinical study of UBX0101, which was only recently initiated, no senolytic medicines designed to eliminate senescent cells and associated SASP have ever been tested in humans. As a result, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells, however the elimination of accumulated senescent cells may result in unforeseen events, including by harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

We currently intend to supply all of our drug candidates in all territories for our clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing, and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates such as UBX0101, progress through the clinical trial process.

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

•

potentially disease modifying therapeutics for ophthalmology disease that are currently being developed and sold by several large and specialty pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron; and

•

potentially disease modifying therapeutics for pulmonary disease that are currently being developed by several large and specialty pharmaceutical and biotechnology companies and academic institutions, including Genentech, Boehringer-Ingelheim, and Mallinckrodt, and are in various stages of clinical studies.

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

As of September 30, 2018, we had 87 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66.1% of our voting stock, after giving effect to the closing of our initial public offering. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2018, we had outstanding a total of approximately 42.3 million shares of common stock. On October 29, 2018, the lock-up agreements pertaining to our IPO expired and an additional 38.3 million shares of common stock became eligible for sale in the public market, of which approximately 13.5 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 32.1 million shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act.. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

b) Use of Proceeds from our Initial Public Offering of Common Stock

On May 2, 2018, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-224163), as amended, filed in connection with our initial public offering (IPO). There has been no material change in the planned use of proceeds from our IPO from that described in the related Prospectus.

c) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5-7-2018	3.1

3.2	Amended and Restated Bylaws, currently in effect.	8-K	5-7-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4-23-2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4-5-2018	4.3

10.1	Amended and Restated 2018 Employee Stock Purchase Plan				X

31.1	Certification of Chief Executive Officer of Unity Biotechnology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Unity Biotechnology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Unity Biotechnology, Inc.

Date: November 7, 2018	By: /s/ Keith R. Leonard Jr. Keith R. Leonard Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)