Form 10-K
period 2018-12-31
Unity Biotechnology, Inc.
filed 2019-03-06
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38470

Unity Biotechnology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-4726035
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3280 Bayshore Blvd. Suite 100 Brisbane, CA	94005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 416-1192

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 29, 2018, was $423,352,473.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2019 was 42,856,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, scheduled to be held on June 20, 2019, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding the potential benefits, activity, effectiveness and safety of our drug candidates;
•	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•	our preclinical, clinical and regulatory development plans for our drug candidates, including the timing or likelihood of regulatory filings and approvals for our drug candidates;
•	our expectations with regard to our ability to acquire, discover and develop additional drug candidates and advance such drug candidates into, and successfully complete, clinical studies;
•	our expectations regarding the potential market size and size of the potential patient populations for our drug candidates, if approved for commercial use;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing and amount of any milestone payments we are obligated to make pursuant to our existing license agreements and any future license or collaboration agreements that we may enter into;
•	our commercialization, marketing, and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our drug candidates;
•	the pricing and reimbursement of our drug candidates, if approved;
•	the implementation of our business model and strategic plans for our business and drug candidates, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•	our anticipated use of proceeds from our initial public offering;
•	our future financial performance;
•	developments and projections relating to our competitors and our industry, including competing therapies; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business.

Overview Our mission is to extend human healthspan. We define healthspan, or healthy longevity, as the period of one’s life unburdened by the diseases of aging. Enabled by foundational scientific insights, we have devoted over seven years to identifying multiple mechanisms that we believe to be root causes of age-related disease. We are utilizing these insights to develop a broad portfolio of drug candidates to treat these diseases of aging, and we initiated our first clinical study of our lead drug candidate in the second quarter of 2018. We believe our team of scientific, clinical, and business leaders, and our strong culture of collaboration with external scientists make us uniquely qualified to accomplish our ambitious mission.

Age-related diseases such as arthritis, vision loss, and cognitive decline cause considerable economic, personal, and societal burden. As individuals age, the prevalence of chronic disease increases, with 80% of older Americans having at least one chronic disease and 50% having two or more. Age-related diseases negatively impact quality of life, are typically chronic, and progress from the time of onset until death. It is estimated that providing healthcare for people over the age of 65 costs four to five times more than for younger individuals. According to the Centers for Disease Control and Prevention, this elderly population of Americans is expected to nearly double by 2050, increasing the economic burden of aging dramatically. Any success increasing longevity without treating underlying diseases of aging would only serve to increase this burden.

We have developed a portfolio of programs targeting specific biological mechanisms implicated in diseases of aging and a pipeline of drug candidates to attack specific age-related diseases, beginning with musculoskeletal, ophthalmologic, and pulmonary indications.

Cellular Senescence

We believe that the accumulation of senescent cells is a fundamental mechanism of aging and a major driver of many common age-related diseases. Cellular senescence is a natural biological state in which a cell permanently halts division. These cells are referred to as senescent. As senescent cells accumulate with age, they begin secreting large quantities of more than 100 proteins, including inflammatory factors, proteases, fibrotic factors, and growth factors, that disturb the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to its effects on tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that culminates in the formation of the functionally aged and/or diseased tissue that underlies a variety of age-related diseases.

Senolytic medicines selectively eliminate senescent cells and stop the production of the SASP at its source, which we believe addresses a root cause of diseases of aging. Many existing therapeutics, such as antibodies, target single SASP factors, but fail to remove the cells that continually produce multiple SASP factors. By stopping the production of the SASP at it source, we believe senolytic medicines could have a more durable impact on disease and could slow, halt, or reverse particular diseases of aging, and shift the treatment paradigm from chronic to intermittent dosing. Less frequent dosing may also improve drug tolerability and patient adherence. We are developing a number of molecules that we refer to as senolytic medicines.

Our Pipeline

We are developing a portfolio of programs targeting specific biological mechanisms implicated in diseases of aging. Our core therapeutic approach targets cellular senescence, and we are currently advancing senescence programs in musculoskeletal, ophthalmologic, and pulmonary disorders. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue. After demonstrating efficacy in indications amenable to localized therapy, we plan to pursue the development of senolytic medicines that could be administered systemically to treat additional age-related diseases such as kidney disease, liver disease and neurological disorders. In addition to our efforts to eliminate senescent cells, we are also advancing other programs that have the potential to extend human healthspan, including the administration of circulating youth factors and the enhancement of mitochondrial function.

Our current pipeline of programs is illustrated below:

Within our cellular senescence programs, our lead senolytic molecules, UBX0101 and UBX1967, designed for local treatment for the removal of accumulated senescent cells, are described below:

Musculoskeletal/Osteoarthritis Programs

UBX0101 is our lead drug candidate for musculoskeletal disease with an initial focus on osteoarthritis, or OA, of the knee. It is a potent senolytic small molecule inhibitor of the MDM2/p53 interaction. Disruption of this protein-protein interaction can trigger the elimination of senescent cells. We initiated a Phase 1 clinical study in OA of the knee in the second quarter of 2018 and we expect initial results from this Phase 1 clinical study in the second quarter of 2019. We own, co-own or have exclusively licensed worldwide rights for the use of UBX0101 for the treatment of OA.  See “—Intellectual Property.”

Ophthalmology Program

UBX1967 is our most advanced lead drug candidate for age-related diseases of the eye, including age-related macular degeneration, diabetic macular edema and proliferative diabetic retinopathy. This drug candidate is a potent senolytic small molecule inhibitor of specific members of the Bcl-2 family of apoptosis regulatory proteins.  UBX1967 inhibits the function of proteins that senescent cells rely on for survival. In our preclinical studies, we have demonstrated that by targeting this pathway UBX1967 preferentially eliminates senescent cells while sparing non-senescent cells. We plan to submit an IND application for UBX1967 in early 2020 that, if accepted, would enable us to pursue multiple age-related eye indications in clinical trials.  Under a license agreement with Ascentage Pharma Group Corp Limited, we have exclusive worldwide development and commercialization rights and non-exclusive manufacturing rights to UBX1967 outside of Greater China (China, Hong Kong, Macau and Taiwan) in all non-oncology indications  Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage.   See “—Licenses and Collaborations.”

Our Strategy

To achieve our objective of building Unity into a leading healthspan company, we focus on two parallel efforts. First, we are committed to developing senolytic medicines that slow, halt, or reverse specific diseases of aging. Second, we dedicate significant resources and effort to better understand fundamental aging mechanisms and translating these insights into human medicines. This pioneering work is supported by valuable collaborations with leading academics. By investing early in the science of aging, we believe we are positioned to transition the field of aging biology from fundamental scientific insights to the development and commercialization of medicines. Our core strategies to achieve this objective include:

•

Demonstrate in our clinical studies that local treatment with senolytic medicines can alter the course of age-related diseases.    We believe that local treatment with senolytic medicines has the potential to slow, halt, or reverse aspects of aging. If we prove this concept in a localized setting, we will be well-positioned to expand upon that success with numerous additional applications.

•

Continue research into the development of systemic senolytic medicines.    We believe that harnessing the full potential of senolysis, or the selective elimination of senescent cells, to alter many diseases of aging will require systemic senolytic medicines. We intend to explore the development of systemic senolytic medicines using multiple modalities, including small molecules and biologics.

•

Target aging mechanisms beyond cellular senescence.    While cellular senescence and senolysis have been shown to affect the course of multiple diseases of aging, we believe achieving our broader goal of extending human healthspan will require intervention in additional aging mechanisms beyond cellular senescence. We will continue to conduct fundamental research into these other aging mechanisms, including loss of circulating youth factors and mitochondrial dysfunction. We will also continue to partner with the most forward-thinking aging researchers in the world to foster a collaborative environment to bring their insights, innovation, and technologies into our powerful research and drug development infrastructure.

•

Leverage our core science and biotechnology experience.    We strive to attract, retain, and incentivize a unique team with significant strengths and experience in basic science, biotechnology, medicinal chemistry, and clinical development. Over the last seven years, our team has identified multiple mechanisms that can selectively eliminate senescent cells, created potent senolytic molecules, and developed proprietary animal models to monitor senescent cell clearance. We have developed significant insight into the relationship between the accumulation of senescent cells and human disease. Further, our management team has extensive biotechnology and pharmaceutical experience, and has played a leadership role in the creation of numerous FDA-approved medicines.

•

Opportunistically expand our product portfolio.    Our internal research has identified multiple biological pathways that are potential targets for diseases of aging. We will search for opportunities to in-license novel medicines that can rapid enter clinical development. We expect that our current leadership in the biology of cellular senescence will serve as a foundation for us to develop numerous products to treat human disease.

•

Continue to build a robust and defensible patent portfolio.    We are an innovative biotechnology company focused on developing novel insights into the biology and diseases of aging. Our current patent portfolio consists, on a worldwide basis, of 30 issued and allowed patents and more than 100 additional pending patent applications which we own, co-own or have exclusively licensed. We intend to continue to aggressively develop, file, and pursue additional patent protection for our innovative technologies and products.

Healthspan and Diseases of Aging

Age-related diseases such as arthritis, vision loss, and cognitive decline cause considerable economic, personal and societal burden. As individuals age, the prevalence of chronic disease increases, with 80% of older Americans having at least one chronic disease and 50% having two or more. This deterioration of health negatively impacts quality of life, and age-related diseases are typically chronic and persist from the time of onset until death.

Diseases of aging drive significant healthcare spending. It is estimated that providing healthcare for people over the age of 65 costs four to five times more than for younger individuals. The Centers for Medicare and Medicaid Services expect health spending in the United States, or U.S., to exceed $5.2 trillion by 2025, which is equal to approximately 20% of the projected U.S. gross national product for the same year. According to the Centers for Disease Control and Prevention, the population of Americans aged 65 years or older is expected to nearly double by 2050, dramatically increasing the economic burden of aging. Moreover, diseases associated with aging have a detrimental impact on quality of life and older adults are often less optimistic about their future. Of the 34 million family caregivers in the U.S. who support aging relatives, many experience a deterioration in their own health and well-being as a result.

We believe that by creating medicines that target fundamental aging mechanisms, we can reduce the economic, personal, and societal burden of aging and enhance quality of life.

Our Approach to Extending Human Healthspan

Causes of Cellular Senescence

Cellular senescence is a natural biological state in which a cell permanently halts division. Cells become senescent when they experience some form of unresolvable cellular stress. To date, six stress mechanisms have been identified that can cause a cell to become senescent, including (i) extensive cell division and telomere shortening, (ii) DNA damage, (iii) oxidative stress, (iv) high concentration glucose, (v) mitochondrial dysfunction, and (vi) activation of a cancer-causing gene.

These cellular stress events result in the activation of the tumor suppressor protein p53, which drives the production of two cell-cycle dependent kinase inhibitors, or CDK inhibitors, p21 and p16. These two molecules are required for the establishment and subsequent maintenance of the senescent cell state. The first CDK inhibitor to be produced is p21, which works through subsequent pathways to block the production of numerous proteins that cells need to divide. The initial p21-driven signal is an acute response to cell damage and eventually decreases. In contrast, p16 permanently locks the cell into a non-dividing state and the production of p16 continues as long as the cell lives. Given that p16 production, in most cases, continues indefinitely and is believed to be produced almost exclusively in senescent cells, it is a widely used marker to identify and quantify senescent cells.

The process through which stress mechanisms can induce cells to become senescent is illustrated in the figure below.

How Senescent Cells Drive Diseases of Aging: The SASP

Once cells become senescent, they begin secreting large quantities of more than 100 proteins, including pro-inflammatory factors that recruit the immune system, proteases that remodel the extra-cellular matrix, pro-fibrotic factors that drive the formation of dysfunctional matrix, and growth factors that perturb the function of the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to its effects on tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that ultimately culminates in the formation of a functionally aged and/or diseased tissue that underlies a variety of age-related diseases. This process is illustrated in the figure below.

Numerous SASP factors have been implicated as potentially contributing to human disease and it is now believed that the SASP is the primary means by which senescent cells drive specific diseases of aging. For example, a variety of single SASP factors (TNF-α and VEGF-A) have been demonstrated to drive human diseases by themselves and have been the target of well-known antibody therapeutics, including HUMIRA® and EYLEA®. While these antibodies are able to modify human disease by removing the activity of a single SASP factor, we believe the clearance of senescent cells will remove the source of numerous SASP factors, providing improvement in both efficacy and duration-of-effect.

Our Therapeutic Paradigm

We were founded on the principle that the selective elimination of senescent cells and their accompanying SASP has the potential to slow, halt, or reverse diseases of aging. Our insights into senescent cell biology allow us to identify senescence-driven diseases, target the senescent cells driving a particular disease, and selectively eliminate these cells. The figure below illustrates this process.

In developing this approach, we have acquired significant expertise with respect to senescent cell survival pathways, which are the signaling systems that senescent cells rely on for survival. When these pathways are inhibited with specifically designed molecules, senescent cells undergo programmed cell death. Through our research, we have identified several of these mechanistically distinct survival pathways, which differ depending on cell type and the tissue in which the senescent cells reside.

Using small molecules, we have cataloged these survival pathways on a cell-type-by-cell-type basis into a database we refer to as the ATLAS. The database indicates the survival pathways on which specific senescent cell types depend thereby elucidating vulnerabilities in those cells that can be exploited by the administration of senolytic molecules to trigger the selective elimination of these cells. The ATLAS provides us with a map of chemical starting points for the creation of senolytic medicines.

Advantages of Our Approach

We believe that senolytic medicines—medicines that selectively eliminate senescent cells from diseased tissues—may have four advantages over other efforts to treat age-related diseases:

•

Senolytic medicines target a root cause of diseases of aging.    We believe that the accumulation of senescent cells is a root cause of many diseases of aging. Unlike treatments that inhibit the activity of a single factor (such as antibodies targeting single pro-inflammatory proteins), we believe a senolytic medicine that selectively eliminates accumulated senescent cells and consequently also their associated SASP, could blunt the activity of numerous factors contributing to disease. As a result, senolytic medicines could have improved efficacy because they target diseases at their source and therefore may be able to normalize tissue levels of numerous disease-causing factors simultaneously.

•

Senolytic medicines can be dosed intermittently.    The administration of senolytic medicines would remove senescent cells from diseased tissue. As new senescent cells may take months or even years to re-accumulate, senolytic medicines could potentially be dosed infrequently. We believe that intermittent dosing (rather than ongoing chronic dosing) could restore normal tissue function such that further drug administration would not be required until senescent cells have re-accumulated. Intermittent dosing may also improve drug tolerability and patient adherence when compared to chronic therapies.

•

Senescent cells accumulate at sites of disease, simplifying multiple aspects of clinical development.    We believe senescent cells accumulate at sites of disease and drive disease through their accompanying SASP.

Our ability to quantify senescent cells and accompanying SASP factors in sites of disease may simplify clinical development in a number of ways. First, we can simplify indication selection to pursue the development of senolytic medicines for diseases in which we observe the local accumulation of senescent cells. Second, it is possible to identify patients that may better respond to senolytic medicines based on p16 expression and other biomarkers of senescence. Third, we can potentially monitor patients for response to therapy by tracking the reduction of senescence-associated biomarkers.

•

Senolytic medicines restore tissues to a healthy state.    We believe senescent cells generally do not accumulate in young individuals and that the accumulation of senescent cells is unnecessary for normal tissue function. Our goal for the administration of senolytic medicines is to restore tissue to a functionally younger state.

Our Discovery and Development Strategy

We believe that each of our senolytic programs has the potential to address a root cause of an age-related disease. Our clinical development strategy is initially to develop senolytic medicines designed to be administered locally into diseased tissue (either by injection or inhalation), which reduces systemic toxicological risks by limiting drug exposure largely to the treated tissue. After demonstrating safety and efficacy in indications amenable to localized therapy, we plan to pursue the development of senolytic medicines that could be administered systemically, initially acting on specific tissues for which direct local administration is challenging. Ultimately, we envision the potential for systemic administration of senolytic medicines to selectively eliminate senescent cells throughout the body to treat diseases of aging that are not amenable to local treatment, such as kidney, liver, and heart disease. We are also developing medicines that act on aging mechanisms beyond cellular senescence, such as those that address the loss of circulating youth factors and enhance mitochondrial health. By targeting specific biological mechanisms that are implicated in diseases of aging, our vision is to address the body as a whole, reducing age-related diseases and extending human healthspan.

Cellular Senescence Biology Program

Musculoskeletal/Osteoarthritis Programs

Unmet Need and Therapeutic Rationale

Diseases of the musculoskeletal system represent one of the leading causes of disability in the world, particularly among the aging population. According to the 2015 World Health Organization World Report on Ageing and Health, musculoskeletal diseases account for the most time those over age 50 in the developed world spend living with a disability. To date, senescence has been linked with osteoarthritis of the knee, hip, and intervertebral (spine) facet joints, degeneration of intervertebral discs, and loss of bone density.

Osteoarthritis, or OA, is a degenerative disease that negatively impacts subchondral bone and the synovial tissue surrounding the joint, causing pain and physical impairment. The effect of tissue degeneration causes the normally smooth joint layers to become fragmented and pitted, the synovial tissue to become inflamed and thickened, and the bone to develop abnormal morphology, all of which lead to a decrease in joint function and mobility, pain, and physical impairment. OA is a highly prevalent disease, symptomatically affecting as many as 10% to 15% of the world’s population over age 60, and results in a decline in quality of life. The most common joint affected by OA is the knee, followed by the hip, ankle, and shoulder. Importantly, the current standard of care begins with symptomatic treatment that temporarily addresses joint inflammation or pain control. The natural progression of treatment often results in joint replacement surgery. Based on data from the Agency for Healthcare Research and Quality (a division of the U.S. Department of Health and Human Services) for 2009, the aggregate cost of knee and hip replacements in the United States was $42.3 billion. The overall cost of OA is estimated to be greater than $150 billion per year in the United States.

OA of the knee is believed to be a heterogeneous and multifactorial disease.  We believe that the accumulation of senescent cells and associated SASP are significant contributing factors in OA disease. A number of SASP factors are secreted by senescent cells into the tissue and/or synovial fluid surrounding an affected joint, including (i) cytokines and chemokines which may cause inflammation, such as the interleukins IL-1ß and IL-6; (ii) proteases and protease inhibitors, which may cause tissue degradation, such as MMP-1, MMP-3 and MMP-13; and (iii) growth factors and adhesion molecules, which may lead to tissue remodeling, such as VEGFC and ICAM-1. The presence and concentrations of these SASP factors may vary based on the tissue and fluid type, however we believe these SASP factors lead to cartilage loss, inflammation of the synovial membrane, abnormalities to bone, degeneration of the joint cartilage, and pain.

Evidence for Cellular Senescence Burden in Human Disease and Human Biomarker Discovery

To evaluate the link between cellular senescence, SASP accumulation and OA disease, we conducted a non-interventional biomarker study in 30 patients with primary OA of the knee. The enrolled patients displayed a range of OA disease between grades 1 and 4 based on an X-ray scoring system called the Kellgren-Lawrence, or KL, grade.  The KL grade is a common tool used to classify extent of OA with scores ranging from 0, referring to no disease, to grade 4, referring to severe disease. During the study, patients underwent knee MRI imaging with contrast enhancement and arthroscopy, a fiber optic surgical device inserted into the knee joint, for biopsy of synovial membrane and non-weight bearing cartilage. They also provided blood and urine, and underwent pain scoring, as measured by the WOMAC-A sub-scale, a commonly used standardized questionnaire, to evaluate their OA disease status and its relationship to senescent cell burden.

Immunohistochemistry, or IHC, of the sampled tissue demonstrated p16-positive cells affecting a number of cell types within the synovial membrane. The degree of senescence was quantified in these samples by measuring the percentage of p16 positive cells relative to the total cell number in the specimen.

Several significant findings were identified by assessing the relationship between the percent of p16-positive cells and other measures in this study.  First, the extent of senescence was significantly correlated with the concentration of IL-6, a well-established inflammatory marker associated with OA.(Figure 1A). Second, the extent of senescence in the synovial membrane from each patient showed statistically significant correlation to the amount of pain each of those patients experienced at the start of the study, based on the WOMAC-A pain sub-scale (Figure 1B). Third, the extent of senescence in the synovial membrane, including examining specific individual areas within the knee, showed statistically significantly correlation with the MRI-based synovitis score that evaluates 11 different regions within the knee (Figure 1C). Finally, a relationship trend was identified when assessing the correlation between the extent of senescence and the grade of disease based on the KL grade. When evaluating the relationship in patients with mild to moderately severe disease (KL grades 1-3), this relationship was statistically significant (Figure 1D).

Figure 1A. Relationship between concentration of IL-6 and percent of p16 positive cells within the synovial membrane. Regression adjusted partial R, rank = 0.5888, p-value = 0.0137. The regression adjusted partial R is the correlation after adjustment for body mass index (BMI), age, and KL grade.

Figure 1B. Relationship between WOMAC-A Score and percent of p16 positive cells within the synovial membrane. Regression adjusted partial R, rank = 0.4554, p-value = 0.0147.

Figure 1C. Relationship between MRI synovitis score and percent of p16 positive cells within the synovial membrane; p-value overall = 0.0008; Score 0 vs 2, p = 0.0043; Score 1 vs 2, p = 0.0656.

Figure 1D. Relationship between KL grade and percent of p16 positive cells within the synovial membrane. Trend observed across all grades; across grades 1-3, p=0.005 in an unadjusted regression model.

Mechanism of Action of UBX0101

UBX0101 is a small molecule inhibitor of the MDM2/p53 protein-protein interaction. The tumor suppressor p53 is a transcription factor that regulates a broad set of genes that control cellular functions including cell cycle arrest, cell death (or apoptosis), and senescence. MDM2 is a protein-ubiquitin ligase that marks proteins for destruction. UBX0101 binds to MDM2, raising p53 levels and causing senescent cells to undergo apoptosis.

Preclinical Studies with UBX0101

We conducted in vitro experiments to study the potency of UBX0101 and its ability to eliminate senescent cells. In vitro studies demonstrate that UBX0101 is a potent inducer of p53 expression and senescent cell apoptosis. This confirmed that UBX0101 elevates p53 and eliminates senescent cells. In particular, treatment of irradiated human fetal lung fibroblasts, or IMR90, and irradiated human primary synovial fibroblasts exhibited a dose-dependent potent reduction of senescent cell survival. IMR90 cells have been the cell line used to study senescence biology for the past 30 years. These cells are used to study senescence in vitro because they are normal cells without acquired mutations that could drive resistance to drug-induced apoptosis. We use IMR90 and synovial fibroblast cells as our primary screens and complement these two cell types with disease-relevant primary cell cultures to confirm that mechanisms of senescence translate to the relevant cell type.

We next studied the in vivo efficacy of UBX0101 in a mouse model of OA. We used the mouse anterior cruciate ligament, or ACL, transection model in which the ACL is transected in a surgical procedure after which the mouse is allowed to recover for 14 days. This model induces an aggressive form of OA characterized by inflammation, cartilage degeneration, and pain. We selected this model as it has demonstrated the accumulation of senescent cells. Intra-articular, or IA, dosing of our clinical candidate, UBX0101, led to a dose-dependent reduction of senescent cells as measured by lowering the expression of p16 (Figure 2A) and a reduced expression of SASP factors, including IL-1ß (Figure 2B) and MMP-13 (Figure 2C), each in whole knee homogenate. Although attempts to replicate these findings in different animal models of OA proved to be challenging, as it is difficult to mimic a disease like OA, which develops over a long period of time in humans, in short-term animal models, these mouse model data further support our hypothesis that elimination of senescent cells with UBX0101 leads to changes in accompanying SASP.

Figures 2A, 2B and 2C. IA dosing of UBX0101 reduces p16 expression (*p<0.05) and OA-relevant SASP factors, including IL-1ß and MMP-13 expression levels in the ACLT murine model.

We also conducted an ex vivo study in which cartilage (chondrocytes) from active OA lesions was obtained from human knees following total knee replacement surgery and then placed in culture and treated with UBX0101. The regions of high OA disease tissue burden correlated well with higher p16 and MMP-13 biomarker levels, which we believe is a key indicator of cellular senescence-driven disease within cartilage. When treated with UBX0101, the number of p16 positive cells and cells expressing MMP-13 were greatly reduced. In addition, the expression of two key proteins, type 2 collagen and aggrecan, were significantly upregulated (n=4; *p≤0.05)). These two proteins are among the most abundant components of cartilage. These data suggest that chondrocytes from patients with end-stage OA are capable of synthesizing new cartilage once accumulated senescent cells are removed. As a result, we believe that intervening in vivo in humans could not only slow the progression of OA, but could also induce a reparative state in which more functional tissue is restored.

The potential for local toxicity was assessed in GLP-compliant studies after a single-dose intra-articular injection in both rabbits (doses of 0.1, 0.3 and 0.6 mg/joint) and canines (doses of 0.1, 0.3 and 1.0 mg/joint). Findings from these rabbit and canine studies showed that a single intra-articular administration of UBX0101 was well tolerated at doses up to 0.6 mg/joint in the rabbit and 1 mg/joint in the canine, the highest doses tested in the GLP toxicity studies. UBX0101-related histopathological findings after a single intra-articular injection were limited to fibrinoid degeneration and mixed cell inflammation of the synovium in canines. Neither the degeneration nor the inflammation was considered adverse at any dose level due to the minimal severity of the changes. There was no evidence of systemic toxicity in the canines following intra-articular injection. Although histopathological findings were noted in earlier exploratory rabbit studies performed at high doses (up to 9 mg/joint), no UBX0101-related findings in the joint or evidence of systemic toxicity were noted in the 2017 GLP toxicity study conducted in rabbits.

The potential systemic toxicity was evaluated in GLP-compliant toxicity studies after a single oral administration in both rats (doses of 30, 300 and 600 mg/kg) and canines (doses of 30, 100 and 300 mg/kg). In these studies, the no-observed-adverse-effect level (NOAEL) was 300 mg/kg in rats and 100 mg/kg in canines. At doses of 100 mg/kg and above, adverse effects after oral dosing consisted of transient, reversible and monitorable clinical signs in canines (300 mg/kg), decrease in body weight in canines (100 and 300 mg/kg) and rats (600 mg/kg) and clinical pathology changes (decrease in hematopoietic populations and increase in hepatic parameters) in both canines (100 and 300 mg/kg) and rats (300 and 600 mg/kg). At pathological examination, changes in hematopoietic organs were noted in both rats (600 mg/kg) and dogs (100 and 300 mg/kg) whereas non-adverse liver-related changes were observed in rats only (300 and 600 mg/kg). These effects were observed at systemic exposures that are greater than 800-fold the anticipated maximum exposure in patient after a single intra articular injection.

The potential genotoxicity of UBX0101 was evaluated in the following GLP studies: (i) a bacterial reverse mutation assay (in vitro) at concentrations up to 5000 µg/plate, (ii) a chromosome aberration assay (in vitro) at concentrations ranging from 0.25 µg/ml to 300 µg/ml, and (iii) a rat micronucleus assay (oral/once) at doses of 500,

1000 and 2000 mg/kg. In these studies, UBX0101 was non-mutagenic in bacterial species up to a concentration of 5000 ug/plate and it was weakly positive in vitro for inducing chromosomal aberrations, which is consistent with the pharmacological activity of UBX0101. It was negative for inducing polyploidy and endoreduplication in cultured human lymphocytes and negative in the in vivo rat micronucleus at oral doses up to 2000 mg/kg, the maximum recommended dose based on regulatory guidelines.

We also conducted the following safety pharmacology studies: (i) hERG channel in mammalian cells (in vitro) at concentrations of 1, 3, 10 and 30 µM, (ii) central nervous system in rat (oral/once) at doses of 30, 300 and 600 mg/kg, (iii) cardiovascular in canine (oral/once) at doses of 10, 30 and 100 mg/kg, and (iv) respiratory in rat at doses of 30, 300 and 600 mg/kg. These studies indicated that the risk for significant hERG inhibition in vivo is minimal. UBX0101 demonstrated a low potential for cardiovascular effects in canines (NOAEL of 30 mg/kg) and did not produce any effect on ventilatory function or neurobehavioral effects in rats at doses up to 30 mg/kg (the no-observed-effect-level, or NOEL) when given as a single oral administration.

The nonclinical exploratory and GLP studies have demonstrated that findings related to the proposed clinical intra-articular route of administration are generally non-adverse and likely to be reversible. There was no systemic toxicity noted after intra-articular injection in safety assessment studies at any dose level tested. Estimated UBX0101 knee concentrations at the NOAEL from the safety studies were 38-fold higher than the exposures required to achieve the EC50 concentration in the in vitro OA knee efficacy model. Based on the findings of our preclinical studies, we believe the safety pharmacology and toxicology studies support the evaluation of UBX0101 in the Phase 1 clinical program.

UBX0101 Development Plan

In the second quarter of 2018, we initiated a Phase 1 clinical study in patients with moderate to severe OA of the knee. This Phase 1 study is a randomized, double-blind, placebo-controlled study to investigate the safety and tolerability of single, ascending intra-articular doses of UBX0101. In the initial phase, or Part A, of the study, 48 patients were randomly assigned to receive UBX0101 or placebo in 3:1 randomization by dose level cohort. Primary endpoints are safety and tolerability. Secondary and exploratory endpoints include plasma pharmacokinetics, synovitis as measured by MRI, pain, and SASP factors in synovial fluid and plasma. Patients will be followed for a total of 12 weeks following treatment administration, at which time key endpoints will be assessed.

In the first quarter of 2019, we expanded the study to include a second phase, or Part B, with an additional cohort of at least 24 patients with the highest safe and tolerated dose level evaluated during Part A of the study (4 mg). Part B is intended to supplement Part A by further evaluating the impact of UBX0101 on SASP factors. In Part B, patients will be randomized to receive UBX0101 or placebo in a 2:1 randomization. Primary endpoints are safety and tolerability. Secondary endpoints include SASP factors in synovial fluid and plasma, pain, and drug exposure. Synovial fluid samples will be obtained pre-treatment and at four weeks. Key endpoints will be assessed at four weeks and patients will be followed for a total of six weeks following treatment administration. We expect top-line results from both Part A and Part B in the second quarter of 2019.

OA of the knee is believed to be a heterogeneous and multifactorial disease where multiple SASP factors are implicated in pathogenesis. While evidence suggests that individual SASP factors contribute to OA disease pathology, it is our belief that suppression of multiple factors is likely needed for a meaningful clinical benefit to be observed. The Phase 1 study will evaluate the impact of UBX0101 on SASP factors (24 in synovial fluid and 8 plasma) believed to play a role in human OA. The factors were selected based on our Ph 0 OA biomarker study, pre-clinical data, and an extensive literature review. These factors, which include cytokines and chemokines, proteases and protease inhibitors, and growth factors and adhesion molecules, will be measured for change from baseline to 12 weeks in Part A and from baseline to 4 weeks in Part B (Figure 3).

Figure 3: SASP factors for Phase 1 measurement.

At the conclusion of Parts A and B of this study, if the results are positive, we expect to have the option to use the  safety, tolerability, and pharmacodynamic data from Parts A and B, to support the further expansion of selected cohorts to sufficiently power a proof-of-concept study for the assessment of pain and inflammation. Additionally, we may also conduct a repeated dose study to optimize the dosing regimen for future trials.

Ophthalmology Programs

Unmet Need and Therapeutic Rationale

The majority of significant eye diseases are age related, with the prevalence of vision-threatening disease increasing significantly over the age of 75. Of the 285 million individuals worldwide living with visual impairment, 65% are over the age of 50. The individual diseases that are associated with these figures include age-related macular degeneration, diabetic eye diseases and glaucoma, all of which have a high prevalence and significant unmet need in either prevention or therapeutic options. The diseases we are evaluating as initial target indications for local administration of senolytic therapy in the eye are age-related macular degeneration, diabetic macular edema, diabetic retinopathy, and primary open angle glaucoma.

Age-Related Macular Degeneration

Age-related macular degeneration, or AMD, is the leading cause of irreversible vision loss in people over the age of 65 in the United States, where there are an estimated 2.1 million people with AMD. This number is projected to more than double by 2050, reaching 5.4 million. The prevalence of AMD increases significantly with advancing age, with a prevalence of 2.8% in those aged 65 to 74 years, increasing to 8.7% in those over 75 years. AMD affects central vision, impairing functions such as reading, driving, and facial recognition, and has a major impact on quality of life and the ability to live independently. AMD is defined in three stages: (i) “early,” in which visual function is affected in the presence of signs of age-related changes in the retina such as drusen and pigmentary changes, (ii) “intermediate,” in which increasing degrees of macular lipid deposition and structural changes are noted, and (iii) “late,” in which central vision is severely compromised due to abnormal blood vessel growth (known as “wet” AMD) or advanced atrophy of the retina (known as “dry” AMD). It is a heterogenous, complex, multifactorial disease, with inflammatory, degenerative, genetic, and vascular factors all contributing to its development and progression. The potential role of senescent cells and the associated SASP in driving the two main presentations of the disease, both wet and dry forms, could prove a unifying mechanism across this complex disorder.

Standard of care for AMD is limited to anti-vascular endothelial growth factor, or anti-VEGF, drugs which control aspects of the wet form of the disease only. Therapeutic options for dry AMD have proven challenging with no currently approved therapies available to slow progression or reverse disease. Wet AMD has been significantly impacted by anti-VEGF therapy but that approach is limited by the need for frequent, long-term eye injections, a significant percentage of patients not completing or being non-responsive or poorly-responsive to anti-VEGF therapy, and the contribution of multiple other mechanisms at play in the disease beyond VEGF. Thus, there is considerable potential for a senolytic approach to impact disease progression and achieve stabilization in AMD via modulation of senescent cell burden and the accompanying SASP. SASP factors in AMD include molecules that promote abnormal blood vessel growth, inflammation, and fibrosis, all of which have been implicated in various stages of the disease. It is our hypothesis that a senolytic medicine could have a meaningful and prolonged impact on the AMD disease state and help restore the cellular microenvironment to a more normal, pre-senescent state.

Diabetic Macular Edema

The prevalence of diabetic macular edema, or DME, in the U.S. ranges from approximately 4.0 to 6.8% of people with diabetes who are 40 years of age or older. There is a high burden of DME among non-Hispanic blacks and robust associations with higher hemoglobin A1c and longer duration of underlying diabetes.

Because the prevalence of DME increases with increasing duration of hyperglycemia, retinopathy is more likely to be found in eyes of patients who have a longer interval between the onset of diabetes and its discovery. Lower frequencies of DME would be expected in asymptomatic people who are discovered to have diabetes by testing during population-based studies. These people are probably closer to the time of “onset” of their diabetes than symptomatic patients who are discovered to have Type 2 diabetes by their physicians.

Despite the success achieved with anti-VEGF treatment for retinal disease like AMD that involve the proliferation of abnormal blood vessels, or neovascularization, in DME, the impact of this therapeutic approach has been limited. This is due to poor patient compliance with the regimen (monthly and or bimonthly IVT injections), the number of cases that are refractory to anti-VEGF treatment (50% of DME patients), and the long-term complication of increased ischemia and retinal fibrosis associated with long-term treatment with anti-VEGF injections. As a result there is an unmet need in this group of patients. Although VEGF has been identified as a primary biomarker for neovascular disease, other biomarkers, which we believe are SASP factors, are present in DME (including IL-1ß, TNF-a, IL-6, and TGF-ß, among others). Due to the multifactorial nature of the disease, a significant opportunity exists to develop a more comprehensive approach to the treatment of DME that targets the root cause of the disease.

Diabetic Retinopathy

Diabetic retinopathy, or DR, is estimated to affect over 90 million people globally and approximately 28 million have vision-threatening stages of disease. It is a leading cause of vision loss in middle-aged and elderly people and impacts 8% of the U.S. population over age 65. Due to the increasing diabetic population arising from lifestyle changes in developing countries, the disease incidence is predicted to climb.

Diabetic retinopathy is a complex multifactorial disease, characterized by progression through a series of stages of increasing severity. High glucose levels incite a variety of inflammatory and a number of metabolic stress-induced events leading to proliferation of neovascularization, with subsequent bleeding and swelling causing visual loss. The risk of developing diabetic retinopathy and its severity increase with the duration of underlying diabetes. It is also associated with poor glycemic control and the presence of additional coexistent diseases, such as high blood pressure, high cholesterol levels, and impaired kidney function.

Current standard of care for diabetic retinopathy, which includes blood sugar control, anti-VEGF drugs, and laser therapy, is modestly effective. Limitations of existing therapy include general challenges with achieving diabetes control, the need for frequent intra-vitreal injections for the administration of anti-VEGF therapy, a significant percentage of patients not completing or being non-responsive to anti-VEGF therapy, and tissue destruction with permanent side effects from laser therapy. This presents a significant opportunity to design and develop a treatment paradigm that treats a root cause of the disease.

Evidence suggests that diabetic retinopathy is driven by the accumulation of senescent cells that are a direct result of elevated glucose levels in patients with diabetes. These senescent cells are triggered by local stresses in the retina and their accumulation drives the production of the accompanying ocular SASP factors, VEGF and PDGF. Overproduction of VEGF and IL-6 leads to ocular inflammation and abnormal blood vessel growth, key signatures of the causes of diabetic retinopathy. Thus, a senolytic approach could target multiple aspects of the underlying causes of diabetic retinopathy and ideally lead to greater therapeutic coverage in a wider range of patients. By eliminating senescent cell accumulation and accompanying SASP factors, one could limit further disease progression, reduce vessel leakage and inflammation, and prevent vision loss.

Primary Open-Angle Glaucoma

Glaucoma is the leading cause of irreversible blindness in the world, with an estimated 60 million cases worldwide. There are approximately 2.7 million people in the United States with glaucoma, with up to 50% of cases undetected as the result of the disease typically being asymptomatic until very late in the course of its progression. This number is projected to reach 6.3 million by 2050 and age is one of the strongest risk factors for the development of the disease. Prevalence in general increases with age, with 2.5% prevalence between the ages of 55 and 64, 5.7% between 65 and 74 and 10.3% over the age of 75.

Primary open-angle glaucoma, or POAG, is a degeneration of nerve cells in the retina characterized by a progressive loss of retinal nerve function. This occurs due to abnormalities in the outflow channels, which are referred to as the trabecular meshwork, or TM, of the front portion of the eye such that removal of aqueous humor, or AH fluid, no longer balances AH production. As a result, intra-ocular pressure, or IOP, increases. Before vision loss becomes prominent, POAG is an asymptomatic disease making screening examinations critical for early detection. There are no available therapies that restore lost visual function. With advancing disease, more central vision is lost and, if left untreated, total blindness can occur. There are no curative therapies for glaucoma. Treatment is lifelong and aimed at slowing progression of disease. Even with maximal therapy a proportion of patients will continue to progress, highlighting the significant unmet need in glaucoma treatment.

Current POAG management primarily includes strategies to lower IOP by medical and/or surgical means in an attempt to slow disease progression. IOP is a modifiable risk factor in glaucoma and therefore a target for therapy, yet it is known that IOP is but one of many factors in the complex pathophysiology of POAG. Topical therapeutic options to reduce IOP include prostaglandin analogues, cholinergic agonists, and ß-blockers. The major challenge in topical therapy is non-adherence with regimens that require at least daily dosing and are associated with significant tolerability profiles. Adherence rates with topical regimens at one year following prescription were reported to be between 10% and 40%. Compounding this problem is a greater than 40% incidence rate of intolerability issues and that 40% of patients require more than one medication to control IOP to their individual target range. Surgical options to control IOP include laser therapy, surgery to open the outflow channels, and micro-incisional glaucoma surgery. Surgical interventions are associated with greater risks and are in general reserved for more advanced cases.

Thus, POAG remains a high unmet medical need with significant opportunity for a sustained and durable IOP lowering therapy. We believe that POAG is driven by the accumulation of senescent cells and secretion of the SASP in the TM as a result of cellular stress and injury leading to decreased outflow of AH. A reduction in cellularity leading to changes in TM architecture has been described in glaucoma and supports our belief that a senolytic could have prolonged effect on IOP lowering through the clearance of senescent cells and reduction in SASP.

Evidence for Senescence Burden in Human Disease and Human Biomarker Discovery: AMD, DME and DR

We evaluated the presence of senescent cells in retinal donor tissue from normal and AMD subject samples by IHC staining for p16. We believe that data supported our hypothesis that the accumulation of senescent cells is linked to AMD and is seen at the juncture between normal retina and AMD affected retina.

We have also evaluated the link between senescence in human retinal microvascular endothelial cells, or HRMEC, and human DME/DR patients by evaluating the gene expression of several disease-relevant factors. Quantitative polymerase chain reaction, or PCR, demonstrated elevations in VEGF, PDGF, IL-1ß, and TNF in senescent HRMEC, relative to non-senescent cells. These disease-relevant mediators have been reported to be elevated in DME/DR patients. We believe this data is consistent with our hypothesis that senescent cell accumulation and SASP factors play a central role in both DME and DR. We further investigated this hypothesis by evaluating one of our proprietary senolytic molecules in an animal model of DR.

With recently optimized methods, we are now focused on quantifying the senescence burden in samples from normal donors verses donors with AMD and DME/DR.  We intend to use this method to identify the cell types that stain positive for p16, and the localization of disease-relevant factors which will assist in the development of AMD and DR models in cells and animal models.

Figure 4. Disease-relevant mediators are elevated in senescent HRMEC

Evidence for Senescence Burden in Human Disease and Human Biomarker Discovery: POAG

We evaluated the presence of senescent cells in the trabecular meshwork, or TM, by quantifying the detection of p16 positive cells in TM from control verses POAG patients. We are currently focused on utilizing optimized methods for the detection of p16-positive cells and co-localization with disease-relevant factors in human donor globes. In addition, we will have the opportunity to look for p16-positive senescent cells in POAG patient retinas.

Mechanism of Action of UBX1967 (Inhibitors of the Bcl-2 Family)

The most advanced senolytic drug candidate in our ophthalmology program, UBX1967, is a potent small molecule inhibitor of specific subtypes within the Bcl-2 family of regulator proteins. The B-cell lymphoma 2, or Bcl-2, gene family encodes more than 20 proteins that regulate the intrinsic apoptosis pathway and are fundamental to the balance between cell survival and cell death. Inhibition of certain Bcl-2 family proteins results in cell death. Targeting this pathway has been extensively studied in connection with the search for new oncology medicines.

In vitro and in vivo Pharmacology Studies with UBX1967

We conducted an in vitro assessment of binding and efficacy to determine the potency of senolytic molecules for the Bcl-2 family protein targets and their potency at eliminating senescent cells. Biochemical assays for Bcl-2, Bcl-xL, and Bcl-w yielded binding affinities in the sub-nM range. In order to assess the activity of UBX1967 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were then exposed to increasing concentrations of UBX1967 for 72 hours. In this study, UBX1967 showed potent, dose-dependent senolytic activity against IMR90, human retinal pigmented epithelial cells, and HRMEC as measured by reduction of senescent cell survival.  UBX1967 demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in non-senescent cells (Figure 5).

Figure 5. Dose dependent induction of apoptosis in HRMEC cells

We next studied the efficacy of UBX1967 in the eye in an in vivo model. We employed the mouse oxygen-induced retinopathy, or OIR, model, which provides an in vivo model of retinopathy of prematurity, or ROP, and DR. In this model, UBX1967 showed statistically significant improvement in the degree of neovascularization at all dose levels along with a reduction in the number of p16-positive senescent cells. We also identified a dosing formulation of UBX1967 that is compatible with clinical development, a polysorbate-80 (PS-80)-based solution formulation, which has demonstrated the same activity in this OIR model (Figure 6).

Figure 6. Intravitreal injection of UBX1967 reduced retinal neovascularization in the mouse OIR model

Based on these results in this key OIR model, we believe a single ocular injection of UBX1967 can functionally inhibit pathogenic angiogenesis and promote vascular repair (Figure 7).

Figure 7. Representative images from mouse OIR illustrate the reduction in neovascularization and vaso-obliteration after treatment with UBX1967

We believe that efficacy of UBX1967 in the OIR model is due to elimination of senescent cells and accompanying SASP that propagates senescence in retinal cells and promotes neovascularization of retinal vessels.

We then studied in vivo efficacy in a mouse streptozotocin model to understand the effects of UBX1967 in a diabetic retina, which shows phenotypes similar to the human diseased condition. In this model,  UBX1967 demonstrated changes in the electroretinogram, or ERG, as a measure of retinal/photoreceptor function, vascular leakage, and production of several disease-relevant cytokines. UBX1967 showed a dose dependent reduction (1 – 100 µM) in IL-1ß and TNF mRNA (p<0.05 v. vehicle control) in the diabetic retina. Evans Blue dye permeation was measured as an indication of vascular leakage in the eye. Administration of UBX1967 significantly reversed leakage in the DMSO-based formulation (p<0.01) and demonstrated dose-dependent reversal in the PS-80-based formulation, although not statistically significant.  Finally, at doses of 1 – 100 µM delivered per eye, UBX1967 led to significant increase in the amplitude of both the A- and B-waves (p<0.05 and p<0.001, respectively) of the ERG when compared to the vehicle control group. The UBX1967-treated groups were not significantly different from the non-diabetic control animals.

Figure 8.  Streptozotocin-induced diabetic mice have increased cytokine expression (8A), increased retinal vascular leakage (8B) and decreased A-wave amplitude in ERG (8C).  Administration of UBX1967 attenuated each of these disease-relevant endpoints.

We have also studied the in vivo efficacy of UBX1967 in a mouse model of elevated IOP, which is relevant to glaucoma. An experimental increase in IOP was induced in one eye of a mouse cohort by injection of bleomycin, a DNA damage agent known to cause fibrosis. Within the study design, the left eye of a single animal was used as a vehicle control (no insult and no treatment) while the right eye was subjected to insult and treatment with UBX1967. During the study we measured the level of p16 expression and intraocular pressure. We experienced some procedural challenges with this version of the elevated IOP model and we have recently employed a more refined technique to administer bleomycin and UBX1967.  Using these new refinements, we will now extend the study duration in order to measure neuron loss in the retina after administration of UBX1967.  Preliminary studies with a reference standard molecule indicate a decrease in bleomycin-induced IOP elevation and preservation of retinal ganglion cells.

We completed non-GLP non-clinical safety assessment, tolerability and drug metabolism and pharmacokinetics, or DMPK, studies with UBX1967 in two non-clinical species. In December 2018, we nominated UBX1967 as a development candidate to progress into GLP safety assessment studies to enable the filing of an IND.

Ophthalmology Development Plan

One of the properties of UBX1967 is a sustained exposure in ocular tissues of interest after intravitreal injection. After engaging regulatory authorities regarding the design of IND-enabling studies, we have determined that the duration of these non-clinical studies will be longer than originally anticipated due to the pharmacokinetic profile. As a result, we expect to file our IND for UBX1967 in early 2020 that, if accepted, would enable us to pursue multiple age-related diseases of the eye in clinical trials, such as AMD, DME and DR.

As part of our continued commitment to our ophthalmology indications, we have also designed a number of alternative senolytic molecules with differing mechanisms of action. We are also focused on the physiochemical properties of our small molecules and are developing approaches to optimize solubility, permeability, and PK parameters to create favorable ocular absorption, distribution, metabolism, and residency profiles.

Pulmonary Programs

Unmet Need and Therapeutic Rationale

Data from the World Health Organization from 2015 shows that respiratory diseases make up three of the top five causes of death worldwide, several of which are prevalent in the elderly. In addition, the National Heart, Lung, and Blood Institute of the U.S. National Institutes of Health published a white paper in 2017 highlighting the association of age with lung disease, including idiopathic pulmonary fibrosis, or IPF, and chronic obstructive pulmonary disease, or COPD, and underscoring the potential for understanding and developing therapeutics related to aging biology.

Historically, therapies for these diseases have been non-specific in their mode of action, whether anti-inflammatory (e.g., corticosteroids), or immunosuppressive (e.g., cyclophosphamide), or purely supportive in nature (e.g., supplemental oxygen). Increasingly, new therapies have been developed that are more targeted to specific pathogenic factors, such as anti-IL-5 antibody (mepolizumab) in COPD and tyrosine kinase inhibitor (nintedanib) in IPF. In contrast, the goal of senolytics is not just to interrupt specific pathogenic pathways but specifically to target senescent cells and thereby inhibit multiple pathogenic pathways.

We initiated an active discovery and development program in IPF based on a series of observations including the aggressive nature of the disease and data suggesting a potentially strong association between IPF and senescence.

IPF is a severely debilitating fibrotic disease of the lung that primarily affects older adults and often leads to a progressive worsening of lung function, eventually leading to respiratory failure or lung transplantation. Increasing organ fibrosis causes a restriction of ventilation that symptomatically is perceived as a constant state of suffocation. While the course of the disease is variable, the prognosis is uniformly poor with a median survival of about three to four years after diagnosis. In the United States, it is estimated to affect up to 90,000 people, with approximately 40,000 people dying each year. While the overall prevalence is not high, it increases substantially in people over the age of 65. The hypoxemia resulting from IPF ultimately necessitates the use of supplemental oxygen. Supplemental oxygen relieves dyspnea and improves functional status and may play a role in ameliorating associated comorbidities such as secondary pulmonary hypertension. However, the use of supplemental oxygen requires equipment for administration that can place significant burden on patients, limiting their mobility and profoundly reducing quality of life.

Beyond the use of oxygen, there are two marketed products available for the treatment of IPF, nintedanib and pirfenidone, that are recommended by the American Thoracic Society. In clinical studies, these anti-fibrotic agents slowed the rate of decline in lung function over 52 weeks but did not show a significant effect on survival or disease exacerbations. IPF remains a fatal disease for which additional effective therapies that treat the underlying lung fibrosis to improve quality of life and survival are needed.

Resident cell types within the lung, including epithelial cells and macrophages, have been shown to become senescent. Accumulation of these senescent cells followed by SASP secretion may drive IPF disease exacerbation and progression. In the case of senescent lung cells, we believe that the SASP is characterized in part by pro-fibrotic factors such as connective tissue growth factor CTGF and TGF-β. We believe that excessive and prolonged exposure to these factors leads to remodeling of the lung, expansion of lung matrix, and fibrosis, all of which deteriorate function and ultimately result in death. Furthermore, these factors may also play a role in suppressing the endogenous capacity of the lung to demonstrate regenerative capacity that has been shown in patients after removal of diseased lung tissue, as well as during recuperation of those patients who survive Acute Respiratory Distress Syndrome, an injury that severely damages the lung.

Evidence for Cellular Senescence Burden in Human Disease and Human Biomarker Discovery

Our exploratory work in IPF resulted in the identification of senescent cells associated with areas of active disease in lung tissue taken from patients with IPF. Immunohistochemistry staining for p16 in human IPF lung tissue demonstrated the presence of senescent cells. These cells were predominantly epithelial in origin and located in areas of fibrosis and at the leading edge of the disease. These sites are likely amendable to access by inhalation therapeutics.

Importantly, the number of p16 positive cells was greater across all levels of fibrosis relative to that of normal tissue (p<0.0001 for group difference among means by one-way ANOVA). Additionally, there was a strong relationship between the extent of disease in a given area and the percentage of senescent cells present in those areas. At its peak, approximately 30% of the total cellularity in an affected region is comprised of senescent cells. These data support the hypothesis that elimination of senescent cells and its associated SASP could halt progressive fibrosis and potentially allow for restoration of pulmonary function. This further supports our hypothesis that IPF is related to SASP proliferation and suggests that treatment with senolytic molecules has the potential to treat the root cause of disease. We further studied our hypothesis regarding cellular senescence accumulation and their accompanying SASP by investigating the cellular senescence signature in a key animal model of lung fibrosis.

Preclinical Disease Model of Lung Fibrosis

Preclinical studies were conducted to understand the involvement of senescent cells in in vivo models of lung fibrosis. Based on initial results demonstrating a modest increase in whole lung senescence (p16 mRNA) following local delivery of bleomycin, we validated an in vivo bleomycin-induced PD model focusing on enriched epithelial cells from mouse lungs and demonstrated a reduction in p16 mRNA following local senolytic treatment.

Figure 9. Epithelial cells enriched from mouse lungs treated with bleomycin exhibited an increase in p16 mRNA, which was significantly reduced following local senolytic treatment

While preliminary results from the bleomycin model of lung fibrosis in the mouse were compelling, we are exploring alternative models that better represent senescence and fibrotic lung disease. We are also conducting studies that explore how the observed senolysis translates to a reduction in lung fibrosis.

Development Plan in Pulmonary Diseases

We intend to advance our lead development candidate, an inhaled administration senolytic molecule for pulmonary indications, into IND-enabling studies and, subject to the acceptance by the FDA of an IND for such candidate, into human clinical trials. While IPF is currently our lead indication, we are also exploring inhaled administration opportunities in other lung diseases, such as systemic sclerosis with pulmonary manifestations and hypersensitivity pneumonitis, and in obstructive diseases such as COPD.

We expect our integrated pulmonary development plan will utilize patient safety data and pharmacological dose responses from the initial clinical study to accelerate the design of next-generation clinical studies in other pulmonary diseases. We expect that any Phase 1 program in any of these diseases would closely parallel our work in IPF and would take advantage of any learnings regarding pharmacokinetics following inhaled administration as well as biomarker and imaging responses. This approach should allow us to lay additional groundwork for a broader range of pulmonary diseases once we demonstrate the safety, tolerability, and pharmacodynamics of inhaled senolytic administration.

Research and Discovery – Other Anti-Aging Programs

We have secured our lead position in the discovery and development of senolytic medicines through our commitment to fundamental biological research and translational science. We have partnered with key academics and thought leaders to pursue areas of emerging aging science. We continue to recruit top-tier scientists with the desire and drive to understand, uncover, and invent. We invest a significant proportion of our resources and effort in emerging fields of aging science in order to transition fundamental scientific observations to the design and development of new therapeutics. We believe that we have built the internal research capabilities and scientific network to continue to be at the forefront of extending human healthspan.

Strategy for Systemically Administered Senolytic Medicines

In addition to our discovery and development of locally administered senolytic medicines for the treatment of local disease, we are similarly investigating the systemic administration of senolytic medicines for the treatment of senescent cell-driven disease within specific organs, tissues, and cell types.

Our first approach to systemic administration is to create a senolytic medicine that is designed to target a specific organ or even specific tissue within that organ. Such a senolytic medicine would selectively eliminate senescent cells within a tissue and reduce the SASP within that tissue. In considering therapeutic areas with unmet need and where there is strong evidence for the role of senescent cells driving disease, we are evaluating liver and kidney disease as well as neurological disorders.

Our long-term goal is to use the principles that we establish for the design of systemically administered, targeted senolytic medicines to produce a pipeline of clinical candidates to eliminate senescent cells throughout the body. This could draw on ideas from immunology, senolytic viruses, vaccines, CAR-T type approaches or antibody drug conjugates.

Circulating Youth Factors (α-Klotho Protein)

We are also evaluating the administration of circulating youth factors in age-related diseases. Our lead discovery effort in circulating youth factors is focused on the α-Klotho protein. First discovered in 1997, the klotho gene was identified in mice as an “aging-suppressor” that accelerates aging when disrupted and extends lifespan when overexpressed. The α-Klotho protein is a circulating hormone primarily produced in the kidneys and choroid plexus of the brain and was recently discovered to delay and suppress the deleterious effects of aging on multiple organs, including the brain. Circulating levels of α-Klotho protein gradually decline with age and are implicated in chronic stress, cognitive impairment, and neurodegenerative disease.

A small percentage of the population possesses naturally elevated α-Klotho levels as a result of the α-Klotho-VS heterozygous genetic variation. α-Klotho-VS heterozygosity is associated with extended healthspan, enhanced cognition, and less age-related cognitive decline. Elevated α-Klotho levels are also associated with greater dorsolateral prefrontal cortex volume and improved connectivity between cortical regions, which in turn correlates with better executive function in normal aging humans. As this brain region is especially susceptible to shrinkage with age and vulnerable in several psychiatric and neurological disorders, its protection may provide clinical benefit in both normal aging and disease.

In 2014, Dena Dubal, of the University of California, San Francisco, and one of our scientific collaborators, first demonstrated that genetically elevated α-Klotho levels significantly enhance cognitive performance and neural resilience independent of age in normal and human amyloid precursor protein mouse models of neurodegenerative disease related to Alzheimer’s Disease. α-Klotho is hypothesized to optimize synaptic neurotransmission of NMDA receptors in the brain, effectively combatting the cognitive and synaptic deficits, despite high levels of pathogenic Ab, tau, and phosphorylated tau proteins associated with Alzheimer’s Disease.

We are exploring the utility of α-Klotho protein in a variety of preclinical animal models, with the intention of identifying a drug candidate.

Manufacturing

Our success as a company will depend on our ability to deliver reliable, high-quality preclinical and clinical drug supply. As we mature as a company and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical. We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing. We contract with third parties for the manufacture of our drug candidates. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical, and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulation that imposes various procedural and documentation requirements and that governs record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, and more. Our systems and our contractors are required to be in compliance with these regulations, and compliance is assessed regularly through monitoring of performance and a formal audit program.

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing, and drug product manufacturing. We currently operate under purchase order programs for our drug candidates with Material Service Agreements in place, and we intend to establish long-term supply agreements in the future. We believe our current manufacturers have the scale, the systems, and the experience to supply all planned clinical studies.

We do not currently require commercial manufacturing capabilities. Should our needs change, we will likely need to scale up our manufacturing processes to enable commercial launch. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative larger scale suppliers for certain portions of our supply chain, as appropriate.

Commercialization Plan

We do not currently have, nor do we expect to have in the near term, any FDA-approved drugs in our portfolio. Therefore, we have not yet built an infrastructure for sales, marketing, or commercial distribution.

Should any of our drug candidates be approved for commercialization, we intend to develop a plan to commercialize them in the U.S. and other key markets, through an internal infrastructure or external partnerships.

Competition

The biotechnology and pharmaceutical industries, including the field of research in aging, are typically rife with rapid technological developments, bold competition, and dependence on intellectual property. Like any biotechnology company, we face competition from multiple sources, including large or established pharmaceutical, biotechnology, and wellness companies, academic research institutions, government agencies, and private institutions. We believe our drug candidates will prevail amid the competitive landscape through their efficacy, safety, administration methods and convenience, cost, public and institutional demand, intellectual property portfolio, and treatment of the root cause of many age-related diseases.

We are aware of other companies seeking to develop treatments to prevent or treat aging-associated diseases through various biological pathways, including Calico, resTORbio and several other earlier-stage companies exploring cellular senescence. Calico has not yet disclosed any pipeline candidates or mechanisms of interest, and resTORbio is developing candidates targeting TORC1. Hence, we believe that we currently have the most advanced program addressing cellular senescence.

Our drug candidates are likely to compete against current therapies from a wide range of companies and technologies, including therapies for our lead indications:

•

Musculoskeletal diseases, including osteoarthritis: current standard of care treatments (though not disease-modifying and focused on symptom management) include anti-inflammatory drugs (Ibruprofen, Diclofenac, Celecoxib), analgesic pain relief (Acetaminophen), or narcotic pain relief (Tramadol).

•

Ophthalmology diseases, including diabetic retinopathy: potentially disease-modifying therapeutics are being sold and developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

•

Pulmonary disease, including idiopathic pulmonary fibrosis: therapeutics are being sold and developed by several pharmaceutical and biotechnology companies and academic institutions, including Genentech, Boehringer-Ingelheim, Cytokinetics and Mallinckrodt, and are in various stages of clinical studies.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, and human resources than we do. Accordingly, our competitors may be more successful in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites, patient registration for clinical studies, and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, more tolerable, more convenient, or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety, and convenience of our drug candidates.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications that relate to our proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our proprietary position.

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed or optioned to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of circulating youth factors and enhancement of mitochondrial health. As of March 2019, we own, co-own, or have an exclusive license or exclusive option to license in certain fields of use to more than 100 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 27 issued U.S. patents, 33 pending U.S. applications (including 13 provisional applications), and over 30 granted or pending applications in foreign jurisdictions.

Our cellular senescence patent portfolio includes patents and patent applications that are directed to our senolytic agents and programs, including our lead molecules UBX0101 and UBX1967, related molecules, and other compounds. We also have licensed the issued patents and patent applications covering the composition of matter and process manufacturing of UBX1967 under a license agreement with Ascentage Pharma Group Corp. Ltd., or Ascentage, as further described below. Our cellular senescence patent portfolio includes patents and patent applications directed to compositions of matter, use for treating age-related conditions, and methods of manufacture.

Our patent portfolio, including patents and applications that we have exclusively optioned, as well as those we own, co-own or have exclusively licensed, directed to our programs that target aging mechanisms beyond cellular senescence, including the administration of circulating youth factors and enhancement of mitochondrial health, includes four pending U.S. patent applications and six pending patent applications in foreign jurisdictions.

In general, patents have a term of 20 years from the earliest claimed non-provisional priority date. Several of our issued U.S. and foreign patents that relate to UBX0101 and UBX1967 are scheduled to expire between approximately 2032 and 2037. The patent term may be extendible by up to five years in certain countries by means of patent term extension, depending on the regulatory pathway and the remaining term upon marketing approval. Certain other patents and patent applications directed to our cellular senescence patent portfolio, if they were to issue, may have later expiration dates.

Osteoarthritis Program

We co-own a patent family directed to the treatment of senescence-related diseases, including osteoarthritis, by removal of senescent cells in or around the site of the disease. The other co-owners of this patent family are the Buck Institute for Research on Aging, or the Buck Institute, the Johns Hopkins University, and Mayo Clinic, each of which has granted us an exclusive license which extends to the treatment of senescence-related diseases in therapeutic areas. This patent family includes four issued U.S. patents and one foreign patent directed toward the use of UBX0101 for the treatment of osteoarthritis. One of these issued U.S. patents covers a unit dose of a pharmaceutical composition as a composition of matter, and the other three cover methods of treatment. Applications are also pending in the following 14 foreign jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Russia and Singapore, and South Africa. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments or extensions.

We also own a patent family directed to a scalable method of chiral synthesis of UBX0101, which includes one issued U.S. and one pending U.S. patent application and one international application filed under the patent cooperation treaty, or PCT. Future U.S. and foreign patents issued from this family are expected to expire in 2037, excluding any patent term adjustments and patent term extensions.

We additionally own 10 patent applications directed to alternative drug candidates for osteoarthritis, 10 pending provisional U.S. applications (which also cover aspects of our ophthalmology and pulmonary programs), and two pending international applications. Future U.S. and foreign patents issued from these patent families are expected to expire between 2035, 2038, and 2039, excluding any patent term adjustments and patent term extensions.

Ophthalmology Program

We have entered into a license with Ascentage to a family of issued composition of matter patents and pending manufacturing patent applications directed to chemical entities including our lead drug candidate, UBX1967. This license grants us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan).  Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through the joint venture with Ascentage. Patents in this family have been granted in the U.S., Korea, New Zealand, and South Africa, and are pending in Australia, Canada, China, Europe, India, Japan, and Singapore. Future U.S. and foreign patents issued from this family are expected to expire in 2032, excluding any patent term adjustments or extensions.

We co-own two families of pending patent applications directed to the use of Bcl-2 inhibitors, including UBX1967 and related chemical entities for the treatment of eye disease, including diabetic retinopathy, age-related macular degeneration, and glaucoma (which also cover aspects of our osteoarthritis and/or pulmonary programs). One of these patent families is co-owned by the Buck Institute and us. The patents within the other family that are relevant for ophthalmology indications are co-owned by the Buck Institute, the Mayo Clinic and us. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to these patent families in the field of senescence. Applications in both of these families are pending in the U.S., Australia, Canada, China, Europe, and Japan. Future U.S. and foreign patents issued from these families are expected to expire in 2035 and 2036, excluding any patent term adjustments and patent term extensions.

We also own eight patent applications directed to alternative drug candidates for the treatment of eye disease and 12 pending provisional applications (which also cover aspects of our osteoarthritis and pulmonary programs). Future U.S. and foreign patents issued from these patent families are expected to expire between 2035 and 2039, excluding any patent term adjustments and patent term extensions.

Pulmonary Program

We are currently testing a number of drug candidates for the treatment of pulmonary disease. One of these compounds is covered as composition of matter by the issued patents and pending applications that are included in the patent family we have licensed from Ascentage.

We also co-own two families of pending patent applications directed to the use of these compounds and other Bcl inhibitors for the treatment of pulmonary disease, including IPF and COPD (which also cover aspects of our osteoarthritis and/or ophthalmology programs). One of these patent families is co-owned by the Buck Institute and us. The patents within the other family that are relevant for pulmonary indications are co-owned by the Buck Institute, the Mayo Clinic and us. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to these patent families in the field of senescence. Patent applications in both these families are pending in the U.S., Australia, Canada, China, Europe, and Japan. Future U.S. and foreign patents issued from these families are expected to expire in 2035 and 2036, excluding any patent term adjustments and patent term extensions.

We additionally own eight patent applications directed to the use of alternative drug candidates for the treatment of lung disease and 12 pending provisional applications (which also cover aspects of our osteoarthritis and ophthalmology programs). Future U.S. and foreign patents issued from these patent families are expected to expire between 2035 and 2039, excluding any patent term adjustments and patent term extensions.

We also own a provisional patent application directed to the use of certain combinations of compounds for the treatment of various pulmonary diseases, as well as other disease indications. Future U.S. and foreign patents issued from this application are expected to expire in 2039, excluding any patent term adjustments and patent term extensions.

Other Anti-Aging Programs

We have an option to enter into an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of klotho protein for the development of human therapeutics. Patent applications in this family are pending in the U.S. and six foreign jurisdictions. Future U.S. and foreign patents issued from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions.

We also own one pending PCT application and co-own one U.S. provisional application with the Buck Institute on the enhancement of mitochondrial health. Future U.S. and foreign patents issued from these two patent families are expected to expire in 2038 and 2039, excluding any patent term adjustments and patent term extensions.

Other Intellectual Property

Our continuing research and development, technical know-how, and contractual arrangements supplement our intellectual property protection to maintain our competitive position. Our policy is to require inventors who are identified on any Company-owned patent applications to assign rights to us. We also have confidentiality agreements with our employees, consultants, and other advisors to protect our proprietary information. Our policy is to require third parties that receive material UNITY confidential information to enter into confidentiality agreements with us.

We also protect our brand through procurement of trademark rights. As of March 1, 2019, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in both the United States and the European Union. The mark UNITY® is also registered in the European Union. In order to supplement protection of our brand, we have also registered several internet domain names.

Government Regulation

Government authorities in the United States (including federal, state and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing, and export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, or PHSA, and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•	approval by an independent IRB or ethics committee representing each clinical site before each clinical study may be initiated;
•

performance of adequate and well-controlled human clinical studies to establish the safety and efficacy, or in the case of a biologic, the safety, purity and potency, of the drug candidate for each proposed indication;

•	preparation of and submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA, after completion of all pivotal clinical studies;
•	review of the product application by an FDA advisory committee, where appropriate and if applicable;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the drug candidate is produced to assess compliance with current Good Manufacturing Practices, or cGMP; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug or biologic in the United States.

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical studies may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical studies to commence.

Clinical Studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practice regulations, or GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical study site’s IRB before the studies may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

The clinical investigation of a drug or biologic is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1.    The drug or biologic is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2.    The drug or biologic is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3.    The drug or biologic is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.

•

Phase 4.    In some cases, the FDA may condition approval of an NDA or BLA for a drug candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are Phase 3 studies, but the FDA may accept results from Phase 2 studies if the study design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

The FDA, the IRB or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

Submission of an NDA or BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee. Applications for orphan drug products are exempted from the NDA and BLA application user fees.

An NDA or BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

Once an NDA or BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The FDA is required to refer an application for a novel drug or biologic to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows such recommendations.

The FDA’s Decision on an NDA or BLA

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical study(ies), and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA could also approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market studies or clinical studies. Such post-market testing may include Phase 4 clinical studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Accelerated Approval Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review, that are intended to expedite the development and approval of new drugs and biologics that address unmet medical needs in the treatment of serious or life-threatening diseases and conditions. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA may review sections of the NDA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current. These six- and 10-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast-track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a drug candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for the other expedited review and approval programs, including accelerated approval, priority review, and fast-track designation. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs and biologics marketed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements.

Manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product;
•	complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product licenses or approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, only a handful of biosimilars have been licensed under the BPCIA, although numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Hatch-Waxman Amendments and Exclusivity

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents, or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve.

The FDA also cannot approve an ANDA or 505(b)(2) application until all applicable non-patent exclusivities listed in the Orange Book for the branded reference drug have expired. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug containing an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule responsible for the drug substance’s physiological or pharmacologic action. During that five-year exclusivity period, the FDA cannot accept for filing (and therefore cannot approve) any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA that relies on the FDA’s approval of the drug, provided that that the FDA may accept an ANDA four years into the NCE exclusivity period if the ANDA applicant also files a Paragraph IV certification.

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In March 2010, former President Obama signed the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Licenses and Collaborations

Description of Ascentage Agreements

In February 2016, we entered into several related agreements with Ascentage Pharma Group Corp Limited, or, Ascentage, based in Hong Kong, China. These agreements include (i) a compound library and option agreement, which includes a template form of license agreement, (ii) a license agreement covering an initial compound, APG1252, and (iii) a research services agreement.  In January 2019, we entered into another license agreement granting us development and commercialization rights to UBX1967 and the right to continue preclinical development efforts with another Ascentage-controlled Bcl-2 inhibitor compound.

Library Agreement and License Template

The compound library and option agreement, or library agreement, gives us access to Ascentage’s existing collection of Bcl-2 inhibitor compounds, as well as any additional Bcl-2 inhibitor compounds developed during the term of the library agreement, in order to screen such compounds for senolytic activity. The library agreement permits us to nominate up to 15 such compounds at any given time for further evaluation and subsequently to select up to five of such selected compounds for preclinical development and an additional five as back-up compounds.. Prior to commencing IND-enabling toxicology studies on an Ascentage compound of interest, we must formally designate the compound as a development candidate under the library agreement and enter into a separate license agreement with Ascentage covering that compound on the terms set forth in the template form of license agreement. The library agreement includes exclusivity provisions that (i) prohibit us from developing Ascentage Bcl-2 compounds for oncology indications, (ii) prohibit Ascentage from researching or developing certain Bcl-2 compounds for non-oncology indications under any circumstances, and (iii) prohibit Ascentage from researching or developing certain other Bcl-2 compounds for a specified set of non-oncology indications under certain circumstances. The term of the library agreement is determined by a formula that is linked to the term of the research services agreement, with a maximum term of six years. The library agreement may be terminated by either party due to the other party’s uncured material breach of the library agreement.

Under the terms of the template form of license agreement, Ascentage will grant us the following rights with respect to a selected Ascentage compound for all non-oncology indications: (i) exclusive worldwide development rights, and (ii) exclusive commercialization rights outside of Greater China (China, Hong Kong, Macau and Taiwan). Inside Greater China, we will be obligated to commercialize the licensed Ascentage compound through a joint venture with Ascentage. Ascentage will also have the right to manufacture at least 50% of our supply requirements of the licensed compound, provided they achieve and maintain certain manufacturing quality standards. We will be obligated to make certain milestone payments in the form of shares of our common stock, subject to the equity cap described below, and other milestone payments in in the form of cash, not to exceed $38 million per licensed product, based in each case, upon the achievement of certain clinical and commercial milestones. We will also be required to make low-single digit royalty payments on net sales of the licensed product under the agreement. Our royalty payment obligations will expire on a country-by-country basis and licensed product-by-licensed product basis upon the later to occur of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country, (b) the expiration of regulatory exclusivity for such licensed product in such country, and (c) the tenth anniversary of the first commercial sale of such licensed product in any country. We have the right to credit certain royalty payments that we pay to third parties with respect to certain licensed products against our royalty obligation to Ascentage. Any license agreement may be terminated by either party due to the other party’s uncured material breach of the agreement.

Under the library agreement, we issued 133,333 shares of our common stock as an upfront license fee. Of such shares, 80% were issued to Ascentage and 20% were issued to the University of Michigan in satisfaction of Ascentage’s obligation to pay a related sublicense fee to the University of Michigan. In addition to the shares issued pursuant to the APG1252 license agreement described below, we will also be obligated to issue an additional 133,333 shares of our common stock as an upfront license fee to Ascentage and the University of Michigan for each of the next two license agreements. The aggregate number of shares of our common stock we could be required to issue to Ascentage and the University of Michigan pursuant to the library agreement, the APG1252 license agreement, and any additional license agreements we enter into pursuant to the library agreement is capped at 1,333,338 shares.

APG1252 License Agreement

In conjunction with the library agreement, we entered into our first license agreement with Ascentage, which grants us the right to develop and commercialize an Ascentage compound known as APG1252 on the template license terms described above, including up to $38.0 million of potential cash milestone payments and low-single digit royalties. Under the APG1252 license agreement, Ascentage retains the right to manufacture APG1252 compounds for use in our licensed products. In connection with the APG1252 license agreement, we issued 533,335 shares of our common stock as an upfront license fee to Ascentage and the University of Michigan, in the proportion described above. The APG1252 license agreement may be terminated by either party due to the other party’s uncured material breach of the APG1252 license agreement, and we may terminate for convenience on a licensed product-by-licensed product basis.

Research Agreement

In conjunction with the library agreement we also entered into a research services agreement with Ascentage under which we provide $500,000 per year in funding to Ascentage for the further development of Bcl-2 inhibitor compounds, which we retain the right to access under the library agreement. The research agreement has a term of up to four years from the effective date of February 2, 2016, provided that the research agreement may be terminated by us for convenience after the first year, by either party due to the other party’s uncured material breach, and by Ascentage if we fail to make the $500,000 payment in any given year.

UBX1967 License Agreement

In January 2019, we entered into our second license agreement with Ascentage granting rights to UBX1967 (which Ascentage calls APG1197) on the template license terms described above, including up to $38.0 million of potential cash milestone payments and low-single digit royalties. Under the terms of this license agreement, Ascentage has granted us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 for all non-oncology indications outside of Greater China. Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage. The UBX1967 license agreement also grants us the right to continue our preclinical development efforts with another Ascentage-controlled Bcl-2 inhibitor compound. In the event we wish to pursue clinical development of the additional compound as well as UBX1967, we will be required to enter into a separate license agreement with Ascentage on the template license terms described above. In connection with the UBX1967 license agreement, we will issue 106,666 shares of common stock to Ascentage and 26,667 shares if common stock to the University of Michigan as an upfront license fee in early 2019. The UBX1967 License Agreement may be terminated by either party due to an uncured material breach of the agreement but the other party, and we may terminate for convenience on a licensed product-by-licensed product basis.

Additional License Agreements

We are party to three additional license agreements that support our senescence-related patent portfolio. These agreements are with The John Hopkins University, or JHU, an entity affiliated with the Mayo Clinic, or Mayo, and the Buck Institute for Research on Aging, or Buck, and provide us with a worldwide, exclusive, sublicensable license under those counter-parties’ rights to a patent family that is co-owned by JHU, Buck, Mayo and us to develop and commercialize licensed products, including for the treatment of senescence-related diseases in therapeutic areas including osteoarthritis, ophthalmology, and pulmonary disease.

Under our November 2016 license with JHU, which relates to patents that are relevant only to osteoarthritis indications, we may be obligated to make development and sales milestone payments to JHU in the form of equity (22,033 shares of our common stock) and cash (of up to $2.6 million in the aggregate), to pay JHU a low-single digit percentage of certain sublicensing revenue, and to pay JHU a running royalty payment of less than 1% on net sales, in all cases, with respect to licensed products for the treatment of osteoarthritis, which we refer to as Royalty Products. Our obligation to pay running royalties to JHU under the agreement is subject to a non-material minimum annual royalty, and may continue on a country-by-country basis until such time as neither the manufacture, sale, or use of such Royalty Product would infringe a valid claim of a licensed patent in the applicable country. Our agreement with JHU continues on a country-by-country basis until the expiration of the last to expire licensed patent in such country (or until twenty years after the effective date if no licensed patent issues in such country). We may terminate the agreement for convenience (as a whole, with respect to a licensed product, or with respect to a particular licensed patent). Either party may terminate the agreement for the other party’s uncured material breach or bankruptcy or insolvency-related events.

Under our June 2013 license with Mayo, we may be obligated to make development and sales milestone payments to Mayo of up to $10.8 million in the aggregate, to pay Mayo a percentage of certain sublicensing revenue that is between the high-single digits and the low-teens, and to pay Mayo running royalty payments ranging from less than 1% to low-single digit percentages on net sales of licensed products. Our obligation to pay running royalties to Mayo under the agreement is subject to a non-material minimum annual royalty and could potentially extend until January 1, 2037. We also issued 677,966 shares of our common stock to Mayo under this agreement. Our agreement with Mayo continues until the later of (i) the expiration of the last valid claim within the licensed patents and (ii) 13 years after first commercial sale of the first licensed product. We may terminate the agreement for convenience, and either party may terminate the agreement for the other party’s uncured material breach.

Under our January 2017 license with Buck, which includes similar rights to a second patent family that is co-owned only by Buck and us, we may be obligated to make development and sales milestone payments to Buck of up to $5.4 million in the aggregate, to pay Buck a mid-single digit percentage of certain sublicensing revenue, and to pay Buck running royalty payments ranging from less than 1% to low-single digit percentages on net sales of licensed products. Our obligation to pay running royalties to Buck under the agreement is subject to a non-material minimum annual royalty and could potentially extend until January 1, 2037. We also issued 132,203 shares of our common stock to Buck under this agreement. The term of our license agreement with Buck continues until the expiration of all our payment obligations to Buck thereunder. We may terminate the agreement for convenience, and either party may terminate the agreement for the other party’s uncured material breach.

Employees

As of March 1, 2019, we had 106 employees, all of whom were full-time. Greater than 65% of our employees hold advanced degrees. The majority of our employees work in our Brisbane, California, facility. None of our employees is represented by a labor union or a collective bargaining agreement.

Facilities

Our corporate headquarters are located in Brisbane, California, where we currently lease approximately 39,000 square feet of office and laboratory space pursuant to a lease dated May 13, 2016. Although this facility is sufficient for our current needs, we will require additional space by the end of 2019 to accommodate our anticipated growth. Therefore, on February 28, 2019, we entered into a lease for a new facility which we anticipate will be ready for occupancy during the fourth quarter of 2019.  The new facility is located in South San Francisco, California, and is comprised of approximately 62,000 square feet of office and laboratory space.  The new lease has a term of 10 years from the lease commence date. Substantially all our employees work at our current facility and will also work at the new facility.

Legal Proceedings

We are not currently involved in any litigation or legal proceedings that, in management’s opinion, are likely to have any material adverse effect on our company. While we know of no imminent legal action in which we are likely to be involved, we may in the future become engaged in litigation or other legal proceedings. Regardless of the outcome, litigation can have an adverse impact due to defense fees, settlement costs, demands on management attention, and other concerns.

Financial Information About Segments

We view our operations and manage our business as one reportable segment. See Note 1 in the Notes to Financial Statements included in this Annual Report on Form 10 K. Additional information required by this item is incorporated herein by reference to Part II, Item 6, “Selected Financial Data.”

About Unity

We were incorporated in the State of Delaware on March 30, 2009. Our registered trademarks include UNITY BIOTECHNOLOGY®. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we therefore file periodic reports, proxy statements and other information with the SEC relating to our business, financial statements and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as Unity.

For more information about Unity, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.unitybiotechnology.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Form 10-K.

Item 1A. Risk Factors.

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our condensed financial statements and the notes accompanying those financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We initiated a Phase 1 clinical study of UBX0101, a potent senolytic small-molecule inhibitor of the MDM2/p53 interaction, in osteoarthritic patients in the second quarter of 2018. We have not yet submitted an Investigational New Drug, or IND, application or initiated a clinical study for any of our other drug candidates.

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2018 and 2017, was approximately $76.4 million and $44.7 million, respectively. As of December 31, 2018, we had an accumulated deficit of $163.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of December 31, 2018, we had capital resources consisting of cash, cash equivalents, and marketable securities of $171.1 million. In March and April 2018, we sold and issued an aggregate of 3,913,425 shares of our Series C convertible preferred stock at $15.3317 per share for net cash proceeds to us of approximately $59.9 million. In May 2018, we completed our initial public offering, or IPO, and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101 and UBX1967, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967 or any other drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 1 clinical study of UBX0101, which was initiated in the second quarter of 2018;

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

We also could choose or be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or drug candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our drug candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of debt and equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We plan to continue to develop a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue and we are currently advancing programs in musculoskeletal, ophthalmologic, and pulmonary disorders. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional age-related diseases, such as kidney disease, liver disease, and neurological disorders.  In addition to our efforts to eliminate senescent cells, we are also advancing other programs with the potential to extend human healthspan, including the administration of circulating youth factors.

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we initiated a Phase 1 clinical study of UBX0101 in osteoarthritic patients in the second quarter of 2018. In addition, we plan to submit an ophthalmology IND application for UBX1967 in early 2020 that, if accepted, would enable us to pursue multiple indications in age-related eye diseases.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or drug candidates or misread trends in the biopharmaceutical industry, particularly those segments focused on aging and healthspan, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other drug candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such drug candidates through collaboration, licensing or other royalty arrangements in cases where it may have been more advantageous for us to invest additional resources to retain development and commercialization rights.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, making it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing, cost and level of investment in research, development and, if approved, commercialization activities relating to our drug candidates, which may change from time to time;
•	the timing and status of enrollment for our clinical studies;
•	the cost of manufacturing our drug candidates, as well as building out our supply chain, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	expenditures we may incur to acquire, develop or commercialize additional drug candidates and technologies;
•	timing and amount of any milestone, royalty or other payments due under any collaboration or license agreement;
•	future accounting pronouncements or changes in our accounting policies;
•

the timing and success or failure of preclinical studies and clinical studies for our drug candidates or competing drug candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	the timing of receipt of approvals for our drug candidates from regulatory authorities in the United States, or U.S., and internationally;
•	coverage and reimbursement policies with respect to our drug candidates, if approved, and potential future drugs that compete with our products; and
•	the level of demand for our products, if approved, which may vary significantly over time.

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

Risks Related to Our Business

Our core therapeutic approach to extending human healthspan is based on our understanding of cellular senescence. Utilizing senolytic molecules to treat age-related diseases is a novel therapeutic approach, which exposes us to unforeseen risks and makes it difficult to predict the time and cost of drug development and potential for regulatory approval.

We are developing a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating accumulated senescent cells and their associated Senescence Associated Secretory Phenotype, or SASP, when administered locally.  We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional other age-related diseases such as kidney disease, liver disease, and neurological disorders.  In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, this approach to treating age-related diseases is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We currently have only limited data, and no conclusive evidence in humans, that the accumulation of senescent cells and resulting exposure to SASP factors is the underlying cause of tissue damage and dysfunction associated with many age-related diseases. The indications we are currently pursuing, including osteoarthritis, or OA, of the knee, and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that suppression of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important in each disease or whether we can measure them. We have only just begun testing our senolytic molecules in humans and our current data is largely limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, there can be no assurances that even if we are able to develop senolytic medicines capable of eliminating senescent cells and their associated SASP, that such medicines would safely and effectively treat age-related diseases.

Further, while cellular senescence is a natural occurring biological process, the administration of senolytic medicines to eliminate accumulated senescent cells and their associated SASP in humans is untested and may potentially harm healthy tissue or result in unforeseen safety events. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. For example, our attempts to replicate early in vivo findings in different animal models proved to be challenging, particularly with respect to our efforts to mimic a disease like OA, which develops over a long period of time in humans. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

No regulatory authority has granted approval for a senolytic medicine. As such, we believe the U.S. Food and Drug Administration, or the FDA, has limited experience with biological senescence, which may increase the complexity, uncertainty and length of the clinical development and regulatory approval process for our drug candidates. We may never receive approval to market and commercialize any drug candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical studies to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our senolytic molecules prove to be ineffective, unsafe or commercially unviable, our entire senolytic platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent on the successful development, regulatory approval, and commercialization of our drug candidates, all of which are in early stages of development and none of which have been tested in a human subject.

We have no products approved for sale and all of our drug candidates are in early stages of development. Our first lead drug candidate, UBX0101, is currently being evaluated in a Phase 1 clinical study and we will commence IND-enabling studies with our other lead drug candidate, UBX1967 in the first quarter of 2019. UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials.  For example, one of the properties of UBX1967 is a sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of these non-clinical studies will be longer than originally anticipated due to the pharmacokinetic profile, which will delay the filing of our IND until early 2020.

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

•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our future drug candidates to treat age-related diseases;
•

the ability of third parties with whom we contract to manufacture adequate clinical study and commercial supplies of our lead drug candidates or any future drug candidates, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

•

our ability to successfully develop a commercial strategy and thereafter commercialize our drug candidates or any future drug candidates in the U.S., and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

These factors, many of which are beyond our control, could cause us to experience significant delays or be unable to obtain regulatory approvals or commercialize our drug candidates. Even if regulatory approvals are obtained, we may never achieve success in commercializing any of our drug candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our drug candidates or any future drug candidates to continue our business or achieve profitability.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market our drug candidates in the U.S. or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our drug candidates is safe and effective for the requested indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical studies;
•	our inability to demonstrate that the clinical and other benefits of any of our drug candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical studies;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the formulation, labeling or specifications of UBX0101, UBX1967, or any of our future drug candidates;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or
•

the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner that renders our clinical data insufficient for approval.

Of the large number of biopharmaceutical and pharmaceutical products in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products could also cause delays to the regulatory approval process for our products. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical study process. Success in preclinical studies and early clinical studies does not ensure that later clinical studies will be successful. A number of companies in the biotechnology, and pharmaceutical industries have suffered significant setbacks in clinical studies, even after positive results in earlier preclinical studies or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of our preclinical animal studies or studies in ex vivo human tissues may not be predictive of the results of outcomes in human clinical studies. For example, our senolytic molecules may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Additionally, with respect to our initial clinical trials for our senolytic drug candidates. we may be unable to accurately predict whether or in what manner we will be able to measure the impact of a drug candidate on relevant SASP factors. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that suppression of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important in each disease or whether we can measure them. For example, in the initial phase, or Part A, of our Phase 1 clinical of UBX0101 in patients with osteoarthritis of the knees, we sought to collect synovial fluid via simple aspiration; however, a number of patients had an insufficient amount of fluid for sampling. This led us to expand the study to include a second phase, or Part B, with an additional cohort of patients to provide an increased sample size for SASP assessment by allowing saline lavage in those patients who do not have adequate fluid to collect via simple aspiration.

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

Although we initiated our Phase 1 clinical study of UBX0101 in osteoarthritis in the second quarter of 2018, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies under the IND for UBX0101, completing ongoing studies of our other drug candidates and initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

•	the FDA or comparable foreign regulatory authorities disagreeing with or requiring changes to the design or implementation of our clinical studies;
•	delays in obtaining regulatory approval to commence or continue a trial;
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

•

encountering difficulties in gathering the range of biological data from patients needed to fully assess the impact of our drug candidates, such as the challenges we encountered in collecting synovial fluid from OA patients in Part A of our Phase 1 clinical study;

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

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical studies that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•

clinical studies of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to modify clinical study design, conduct additional clinical studies or abandon drug development programs, including all of our senolytic programs;

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

•	the cost of clinical studies of our drug candidates may be greater than we anticipate;
•	the quality of our drug candidates or other materials necessary to conduct preclinical studies or clinical studies of our drug candidates may be inadequate;
•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate; and
•	future collaborators may conduct clinical studies in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical studies or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical studies of our drug candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive, or if there are safety concerns, we may:

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

If we experience termination or delays in the completion of any preclinical study or clinical study of our drug candidates, the commercial prospects of our drug candidates may be harmed, and our ability to generate revenues from any of these drug candidates will be delayed or unrealized. In addition, any delays in completing our clinical studies may increase our costs, slow down our drug candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. If one or more of our drug candidates or our senescence technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to continue to create a pipeline of drug candidates or to develop commercially successful products. If we fail to successfully identify and develop additional drug candidates, our commercial opportunity may be limited.

We are committed to developing senolytic medicines that slow, halt or reverse age-related diseases and are currently advancing multiple senolytic molecules to address a variety of age-related diseases, including musculoskeletal, ophthalmologic and pulmonary disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that the elimination of the accumulation of senescent cells and their accompanying SASP can treat a root cause of many diseases of aging, which may never be successfully validated in a human. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that suppression of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important or whether we can measure them.

In addition, identifying, developing, obtaining regulatory approval and commercializing drug candidates for the treatment of age-related diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. Research programs to identify drug candidates also require substantial technical, financial and human resources, regardless of whether or not any drug candidates are ultimately identified, and even if our preclinical research programs initially show promise in identifying potential drug candidates, they may fail to yield drug candidates for clinical development.

In addition, we believe that many age-related diseases will require the development of  senolytic medicines that can be administered systemically and that the full potential to extend human healthspan will require additional non-senescence based therapeutic approaches. As a result, we intend to continue to dedicate resources and effort to better understand fundamental aging mechanisms, such as loss of circulating youth factors and mitochondrial dysfunction and translate these insights into human medicines. However, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited and our non-senolytic programs are based on emerging science. We therefore cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

It may be many years, if ever, before we develop senolytic medicines capable of systemic administration to treat systemic diseases of aging.

We are focusing initially on the development of senolytic molecules for age-related diseases that can be treated by means of local treatment and intend to continue our research into the development of systemic senolytic medicines. However, we are still at a very early stage of developing locally administered senolytic medicines, and we must establish proof-of-concept in humans for local treatment before developing a systemically administered senolytic medicine. We still face significant risks in the development of localized treatments. As a result, it may be many years before we have sufficient human data and scientific understanding to effectively pursue a systemically administered senolytic medicine, if ever.

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

Further, the administration of senolytic medicines designed to eliminate senescent cells and associated SASP may result in unforeseen events, including by harming healthy tissues. As a result, it is possible that safety concerns could negatively affect patient enrollment among the patient populations that we intend to treat, including among those in indications with a low risk of mortality. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical studies, which could prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than in our Phase 1 clinical study of UBX0101, which was initiated in the second quarter of 2018, senolytic medicines designed to eliminate senescent cells and associated SASP have never been tested in humans. As a result, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells, however the elimination of accumulated senescent cells may result in unforeseen events, including by harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

In addition, even if we successfully advance any of our drug candidates into and through clinical studies, such trials will likely only include a limited number of subjects and limited duration of exposure to our drug candidates. As a result, we cannot be assured that adverse effects of our drug candidates will not be uncovered when a significantly larger number of patients are exposed to the drug candidate. Further, clinical studies may not be sufficient to determine the effect and safety consequences of taking our drug candidates over a multi-year period.

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

Even if one or more of our drug candidates receive FDA or other regulatory approvals, the commercial success of any of our current or future drug candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Our drug candidates may not be commercially successful for a variety of reasons, including: competitive factors, pricing or physician preference, reimbursement by insurers, the degree and rate of physician and patient adoption of our current or future drug candidates.  If approved, the commercial success of our drug candidates will depend on a number of factors, including:

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

We do not have the infrastructure or capability internally to manufacture supplies of our drug candidates or the materials necessary to produce our drug candidates for use in the conduct of our preclinical studies or clinical studies, and we lack the internal resources and the capability to manufacture any of our drug candidates on a preclinical, clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our drug candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture or our drug candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our drug candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates.

We currently intend to supply all of our drug candidates in all territories for our clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing, and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates such as UBX0101 and UBX1967, progress through the clinical trial process.

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

In addition, to manufacture our lead drug candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers would likely need to increase manufacturing capacity and, in some cases, we would need to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our drug candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our lead drug candidates or any future drug candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such drug candidates, if approved.

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

We rely on third parties in the conduct of critical portions of our preclinical studies and intend to rely on third parties in the conduct of critical portions of our future clinical studies. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our drug candidates.

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

Many of the third parties with whom we contract may also have relationships with other commercial entities, potentially including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If the third parties conducting our preclinical studies or our clinical studies do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical studies may need to be extended, delayed, terminated or repeated. As a result we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We face significant competition in an environment of rapid technological and scientific change, and our drug candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical study expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for drug candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, certain of our drug candidates, if approved, may compete with other products that treat age-related diseases, including over-the-counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

We are aware of other companies seeking to develop treatments to prevent or treat aging-related diseases through various biological pathways, including Calico and resTORbio. Within our three leading senolytic programs, our drug candidates would compete against current therapies from a wide range of companies and technologies, including:

•

Musculoskeletal diseases, including osteoarthritis: current standard of care treatments (though not disease-modifying and focused on symptom management) include anti-inflammatory drugs (Ibruprofen, Diclofenac, Celecoxib), analgesic pain relief (Acetaminophen), or narcotic pain relief (Tramadol).

•

Ophthalmology diseases, including diabetic retinopathy: potentially disease-modifying therapeutics are being sold and developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

•

Pulmonary disease, including idiopathic pulmonary fibrosis: therapeutics are being sold and developed by several pharmaceutical and biotechnology companies and academic institutions, including Genentech, Boehringer-Ingelheim, Cytokinetics and Mallinckrodt, and are in various stages of clinical studies.

Further, we believe that potential competitors may be able to develop senolytic medicines utilizing well-established molecules and pathways, which could enable the development of competitive drug candidates utilizing the same cellular senescence biological theories.

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for treatment of age-related diseases generally, which could give such products significant regulatory and market timing advantages over any of our drug candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our drug candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Newly developed systemic or non-systemic treatments that replace existing therapies that currently are only utilized in patients suffering from severe disease may also have lessened side effects or reduced prices compared to current therapies, which make them more attractive for patients suffering from mild to moderate disease. Even if a generic or OTC product is less effective than our drug candidates, it may be more quickly adopted by physicians and patients than our competing drug candidates based upon cost or convenience.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our drug candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug candidates. Assuming we obtain coverage for our drug candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the EU or elsewhere will be available for our drug candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly- approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S.. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drug candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our drug candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits.

Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug candidates. Accordingly, in markets outside the U.S., the reimbursement for our drug candidates may be reduced compared with the U.S. and may be insufficient to generate commercially-reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our drug candidates. We expect to experience pricing pressures in connection with the sale of our drug candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our drug candidates effectively in the U.S. and foreign jurisdictions, if approved, or generate product revenue.

We currently do not have a marketing or sales organization. In order to commercialize our drug candidates in the U.S. and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If any of our drug candidates receive regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such drug candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our drug candidates. If we are not successful in commercializing our drug candidates or any future drug candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 1, 2019, we had 106 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical studies effectively;
•	identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;
•	manage our internal research, development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reports systems and procedures.

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

We utilize external collaborations and currently maintain approximately ten active early-stage research and discovery focused collaborations. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our drug candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration  arrangements. To the extent that we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations, or other arrangements that we may establish may not be favorable to us.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators and partners. Collaborations are subject to numerous risks, which may include risks that:

•

collaborators and partners have significant discretion in determining the efforts and resources that they will apply to collaborations and they may not devote the level of effort or resources we expect;

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

•	collaborations may be terminated, resulting in a need for additional capital to pursue further development or commercialization of the applicable current or future drug candidates;
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat age-related diseases, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. Although we carry earthquake insurance, it is limited in scope. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, patent applications in the U.S. and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the U.S. Patent and Trademark Office, to determine priority of invention in the U.S. The costs of patent and other proceedings could be substantial, and it is possible that such efforts would be unsuccessful if it is determined that the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

As of March 2019, we own, co-own, or have an exclusive license or option in certain fields of use to more than 100 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 27 issued U.S. patents, 33 pending U.S. applications (including 13 provisional applications), and over 30 granted or pending applications in foreign jurisdictions.

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we may sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will be advantageous to us. The U.S. Patent and Trademark Office, or the USPTO, international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

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

The market for biopharmaceuticals, pharmaceuticals and treatments for age-related diseases is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights in connection therewith. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with our products. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

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

If we or one of our current or future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our lead drug candidates or future drug candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace.

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

Even if our patents are determined by a court to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our patents. For example, third parties may be able to make products that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our proposed commercial technologies or the future products that we develop. We may not have freedom to commercialize unimpeded by the patent rights of others. Third parties may have dominating, blocking, or other patents relevant to our technology of which we are not aware. There may be prior public disclosures or art that could be deemed to invalidate one or more of our patent claims. Further, we may not develop additional proprietary technologies in the future, and, if we do, they may not be patentable.

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the U.S. and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. Similarly, international courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies. Those changes may materially affect our patents, our ability to obtain patents or the patents and patent applications of our licensors.

Patent reform legislation in the U.S. could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the

Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business and financial condition.

In addition, we have a number of international patents and patent applications, and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. The laws of some international jurisdictions may not protect intellectual property rights to the same extent as laws in the U.S., and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in international jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in international jurisdictions, our business prospects could be substantially harmed.

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

Filing, prosecuting and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S.. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know-how, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information, technology or know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect proprietary information, technology, and know-how. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology, and know-how. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.

Risks Related to Government Regulation

Even if we obtain regulatory approval for a drug candidate, our products will remain subject to regulatory scrutiny.

If our drug candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the Trump administration may impact our business and industry.

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

If we are successful in achieving regulatory approval to commercialize any biologic drug candidate faster than our competitors, such drug candidates may face competition from biosimilar products. In the U.S., large molecule drug candidates are regulated by the FDA as biologic products subject to approval under the biologics license application, or BLA, pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

We may pursue orphan drug designation for certain of our future drug candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and application fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

In the U.S., the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug candidates or put pressure on our product pricing. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our drug candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to commercialize our drug candidates, if approved. In markets outside of the U.S. and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S., the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our drug candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law for tax years beginning after December 31, 2017 may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21%, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock may be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control.

These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, commencing, conducting or completing our clinical studies for our lead drug candidates, or any other future clinical development programs;

•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating age-related diseases and/or drug development;
•	announcements of regulatory approval or disapproval of our current or any future drug candidates;
•	failure or discontinuation of any of our research and development programs;
•	announcements relating to future licensing, collaboration, or development agreements;
•	delays in the commercialization of our current or any future drug candidates;
•	public misperception regarding the use of our therapies, or public bias of against “anti-aging” companies;
•	acquisitions and sales of new products, technologies, or businesses;
•	manufacturing and supply issues related to our drug candidates for clinical studies or future drug candidates for commercialization;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions, or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the U.S. relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our drug candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
•	general economic conditions in the U.S. and abroad.

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

An active, liquid and orderly market for our common stock may not develop and may not be maintained.

Prior to our initial public offering in May 2018, there was no public market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our common stock may never be sustained on the Nasdaq Global Select or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We only recently obtained research coverage by securities and industry analysts. If no additional new or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66.1% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of approximately 15.7 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We incur increased costs as a result of operating as a public company, and our management devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel have devoted and will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post- change income or taxes may be limited. We may have experienced ownership changes prior to December 31, 2018, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards arising in tax years ending after December 31, 2017. For net operating loss carryforwards, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty- year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our results of operations.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

.Our corporate headquarters are located in Brisbane, California, where we currently lease approximately 39,000 square feet of office and laboratory space pursuant to a lease dated May 13, 2016. Although this facility is sufficient for our current needs, we will require additional space by the end of 2019 to accommodate our anticipated growth. Therefore, on February 28, 2019, we entered into a lease for a new facility which we anticipate will be ready for occupancy during the fourth quarter of 2019.  The new facility is located in South San Francisco, California, and is comprised of approximately 62,00 square feet of office and laboratory space.  The new lease has a term of 10 years from the lease commence date. Substantially all our employees work at our current facility and will also work at the new facility..

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2019, there were 98 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Unity Biotechnology, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Sales of Unregistered Securities

From January 1, 2018 through December 31, 2018, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 1-for-2.95 reverse stock split that occurred on April 20, 2018:

1.

Prior to filing our registration statement on Form S-8 in May 2018, we granted stock options and stock awards to employees, directors and consultants under our 2013 Stock Incentive Plan, as amended, covering an aggregate of 6,640,219 shares of common stock, at a weighted-average average exercise price of $2.60 per share. Of these, options covering an aggregate of 155,519 shares were cancelled without being exercised and 143,181 unvested shares were repurchased concurrent with employee terminations.

2.

Prior to filing our registration statement on Form S-8 in May 2018, we sold an aggregate of 2,161,731 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $0.1 million upon the exercise of stock options.

3.

In March and April 2018, we authorized 11,554,669 and issued 3,913,425 shares of Series C convertible preferred stock, $0.0001 par value, original issue price of $15.3317 per share, for cash proceeds of approximately $59.9 million.

4.	In May 2018, upon the closing of our IPO, all 32,073,149 shares of our then-outstanding convertible preferred stock automatically converted into 32,073,149 shares of common stock.

Use of Proceeds from our Initial Public Offering of Common Stock

On May 2, 2018, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-224163), as amended, filed in connection with our initial public offering (IPO). There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated May 2, 2018, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data.

You should read the following selected historical financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, related notes and other financial information included elsewhere in this report. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the audited financial statements and related notes included elsewhere in this report.

We derived our selected statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 from our audited financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Contribution revenue	$—	$1,382	$—
Operating expenses:
Research and development	58,907	37,373	13,707
General and administrative	16,016	9,617	5,137
Fair value of contingent consideration	4,542	—	—
Total operating expenses	79,465	46,990	18,844
Loss from operations	(79,465)	(45,608)	(18,844)
Loss on extinguishment of promissory notes	—	—	(9,377)
Interest income (expense), net	3,312	1,055	(2,183)
Other expense, net	(245)	(103)	—
Net loss	$(76,398)	$(44,656)	$(30,404)
Net loss per share, basic and diluted(1)	$(2.70)	$(13.97)	$(11.42)
Weighted average number of shares used in computing net loss per share, basic and diluted(1)	28,269,907	3,197,516	2,662,841

(1)

See Note12 to our audited financial statements for an explanation of the calculations of our basic and diluted net loss per common share and the weighted-average number of common shares used in the computation of the per share amounts.

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,399	$7,298	$89,286
Marketable securities	155,736	84,330	—
Working capital	156,383	80,983	89,718
Total assets	181,375	102,024	96,648
Convertible preferred stock	—	173,956	131,089
Accumulated deficit	(163,278)	(86,880)	(42,224)
Total stockholders’ equity (deficit)	160,693	(83,113)	(41,536)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our audited financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a biotechnology company engaged in researching and developing therapeutics to extend healthspan by slowing, halting or reversing age-related diseases. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as musculoskeletal, opthalmologic and pulmonary diseases.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $76.4 million and $44.7 million for the years ended December 31, 2018 and 2017, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of December 31, 2018, we had an accumulated deficit of $163.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

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

We expect our research and development expenses to increase as we advance our drug candidates into and through preclinical and clinical trials and pursue regulatory approval of our drug candidates. The process of conducting the clinical trials required to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and costlier to conduct as they advance into later stages and we are required to make estimates for expense accruals related to clinical trial expenses. The actual probability of success for our drug candidates may be affected by a variety of factors including: the safety and efficacy of our drug candidates, early clinical data, investment in our clinical program, the ability of collaborators, if any, to successfully develop any drug candidates we license to them, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our drug candidates. Program costs that are direct external expenses are tracked on a program-by-program basis once they enter clinical studies.  Due to the early-stage nature of our lead programs, the costs of our programs are not material. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our drug candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, audit and accounting services, and depreciation and amortization expense related to property and equipment. Personnel costs consist of salaries, benefits, insurance and stock-based compensation. We expect to continue to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative headcount to support the growth of our business and operate as a public company.

Fair Value of Contingent Consideration

Our license agreements include contingent consideration in the form of the obligation to issue additional shares of our common stock based if we achieve certain milestones. To determine whether such contingent consideration constitutes an asset acquisition, we assess whether it meets the definition of a derivative and/or whether it can be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expire. As of December 31, 2018, we have recorded a liability related to contingent consideration because the net settlement criteria required for the contingent consideration to be defined as a derivative had been met whereas the equity classification criteria had not been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. The contingent consideration expense is driven by the change in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the years ended December 31, 2018, 2017 and 2016.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2018	2017	Increase/ (Decrease)
Summary of Operations Data:
Contribution revenue	$—	$1,382	$(1,382)
Operating expenses:
Research and development	58,907	37,373	21,534
General and administrative	16,016	9,617	6,399
Change in fair value of contingent consideration	4,542	—	4,542
Total operating expenses	79,465	46,990	32,475
Loss from operations	(79,465)	(45,608)	(33,857)
Interest income	3,312	1,055	2,257
Other expense, net	(245)	(103)	(142)
Net loss	$(76,398)	$(44,656)	$(31,742)

Contribution Revenue

Contribution revenue for the year ended December 31, 2017 was related to funding we recognized from a third-party organization in 2017 for the performance of certain research and development activities in pursuit of that organization’s philanthropic mission. We did not engage in similar activities in 2018, therefore we did not recognize any contribution revenue for the year ended December 31, 2018.

Research and Development

Research and development expenses increased by $21.5 million, to $58.9 million for the year ended December 31, 2018 from $37.4 million for the year ended December 31, 2017. The increase was primarily due to increases of $11.3 million for personnel-related expenses, of which $4.3 million was related to non-cash stock-based compensation, $7.8 million for direct research and development activities and $2.4 million for facilities-related costs.

General and Administrative

General and administrative expenses increased by $6.4 million, to $16.0 million for the year ended December 31, 2018 from $9.6 million for the year ended December 31, 2017. The increase was primarily due to increases of $4.8 million for personnel related expenses, of which $2.1 million was related to non-cash stock-based compensation, $1.9 million in professional services expenses primarily related to activities in preparation of becoming a public company, $0.5 million in insurance expense and $0.5 million for facilities-related costs. The increases were partially offset by a $1.3 million in unconditional funding provided to academic institutions.

Change in fair value of contingent consideration

Expenses related to the change in fair value of contingent consideration was $4.5 million for the year ended December 31, 2018. The contingent consideration expense was due to a change in the estimated fair value of the liability under our license agreements as the probability of milestone events requiring settlement through the issuance of shares of our common stock increase. The fair value is determined using a probability-weighted valuation approach model which considers our stock price and the probability and timing of the achievement of certain milestones at the balance sheet date.

Interest Income

Our interest income was $3.3 million for the year ended December 31, 2018, as compared to $1.1 million for the year ended December 31, 2017, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Comparison of the years ended December 31, 2017 and 2016

The following table sets forth the significant components of our results of operations:

	Year Ended December 31,
	2017	2016	Increase/ (Decrease)
	(in thousands)
Summary of Operations Data:
Contribution revenue	$1,382	$—	$1,382
Operating expenses:
Research and development	37,373	13,707	23,666
General and administrative	9,617	5,137	4,480
Total operating expenses	46,990	18,844	28,146
Loss from operations	(45,608)	(18,844)	(26,764)
Loss on extinguishment of promissory notes	—	(9,377)	9,377
Interest income (expense), net	1,055	(2,183)	3,238
Other expense, net	(103)	—	(103)
Net loss	$(44,656)	$(30,404)	$(14,252)

Contribution Revenue

Contribution revenue for the year ended December 31, 2017 was related to funding we recognized from a third-party organization in 2017 for the performance of certain research and development activities in pursuit of that organization’s philanthropic mission.

Research and Development

Research and development expenses increased by $23.7 million from $13.7 million for the year ended December 31, 2016 to $37.4 million for the year ended December 31, 2017. The increase was primarily due to an increase of $10.4 million for direct research and development costs related to consultants, third-party contract research organizations, and preclinical studies as we expanded and continued to progress our development programs. Additionally, we had a $8.6 million increase in personnel-related expenses, of which $1.5 million related to stock-based compensation due to an increase in our headcount, an increase of $1.9 million in lab supplies as we expanded our lab space, $1.0 million in facility-related costs, and a $1.0 million increase in depreciation and amortization primarily related to leasehold improvements associated with our new space.

General and Administrative

General and administrative expenses increased by $4.5 million from $5.1 million for the year ended December 31, 2016 to $9.6 million for the year ended December 31, 2017. The increase was primarily due to an increase in personnel-related expenses of $2.9 million, of which $1.3 million related to stock-based compensation, as a result of an increase in our headcount and an increase of $1.3 million related to unconditional funding provided to academic institutions in 2017.

Loss on Extinguishment of Promissory Notes

We recognized a loss on extinguishment of promissory notes issued in July, September, and October 2016 of $9.4 million upon the settlement of such notes in 2016 for shares of Series B convertible preferred stock.

Interest Income (Expense), net

Our interest income was $1.1 million for the year ended December 31, 2017 as we invested our cash in marketable securities.

We recognized interest expense of $2.2 million for the year ended December 31, 2016 primarily related to the discount created from a contingent beneficial conversion on the February, April, and May 2016 promissory notes which was recognized upon the conversion of such notes in 2016 into shares of Series B preferred stock.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of December 31, 2018, we had an accumulated deficit of $163.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through issuance and sale of common stock, convertible preferred stock and convertible promissory notes and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In March 2018, we sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for proceeds of $54.9 million. In April 2018, we sold 322,852 shares of Series C convertible preferred stock at $15.3317 per share for additional proceeds of $5.0 million. In May 2018, we completed our IPO and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. As of December 31, 2018, we had $171.1 million in cash, cash equivalents and marketable securities.

Future Funding Requirements

To date we have not generated any revenue for contracts with customers and have only received a contribution from a third-party organization for certain research and development activities to support their philanthropic mission. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of our IPO, we have incurred additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or from collaborative agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings. Additional capital may be raised through the sale of our equity securities, incurring debt, entering into licensing, collaboration agreements with partners, receiving research contributions, grants or other sources of financing to fund our operations. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $163.3 million through December 31, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021, including through clinical data readout from our Phase 1 clinical study of UBX0101 and data readouts from additional Phase 1 clinical studies of our lead program for ophthalmologic  diseases.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967 or any other drug candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 1 clinical study of UBX0101, which was initiated in the second quarter of 2018;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(56,623)	$(38,358)	$(16,398)
Cash used in investing activities	(72,206)	(86,305)	(2,744)
Cash provided by financing activities	136,930	42,775	107,938
Net increase (decrease) in cash and restricted cash	$8,101	$(81,888)	$88,796

Operating Activities

Cash used in operating activities of $56.6 million for the year ended December 31, 2018 consisted primarily of a net loss of $76.4 million adjusted for net non-cash charges of $14.6 million and net changes to our operating assets and liabilities of $5.1 million. Our non-cash charges consisted primarily of $9.4 million in stock-based compensation, $4.5 million change in fair value of contingent consideration and $2.2 million in depreciation and amortization, partially offset by a $1.0 million in amortization of premium and discounts on marketable securities and $0.6 million in accretion of our tenant improvement allowance. The net change in our operating assets and liabilities consisted of a decrease of $1.4 million in contribution receivable, and increases of $2.2 million in accounts payable, $1.6 million in accrued compensation and $1.4 million in accrued liabilities and other current liabilities, partially offset by a decrease of $0.6 million in other long-term assets and $0.8 million in prepaid expenses and other current assets.

Cash used in operating activities of $38.4 million for the year ended December 31, 2017 consisted primarily of a net loss of $44.7 million, which was partially offset by non-cash charges of $4.0 million and a decrease in our net operating assets of $2.3 million. Our non-cash charges primary consisted of $1.3 million for depreciation and amortization expense and $3.0 million for stock-based compensation expense. The decrease in our net operating assets of $2.3 million was primarily due to an increase in accrued compensation of $1.6 million related to our bonus accrual and increases in accounts payable of $1.2 million and accrued and other current liabilities of $1.3 million as we expand our operations, partially offset by an increase in our contribution receivable of $1.4 million.

Cash used in operating activities of $16.4 million for the year ended December 31, 2016 consisted primarily of a net loss of $30.4 million, which was partially offset by non-cash charges of $12.0 million and a decrease in our net operating assets of $2.0 million. Our non-cash charges primarily consisted of $9.4 million for loss on extinguishment of our July, September, and October 2016 promissory notes and $2.2 million for interest expense related to our February, April and May 2016 promissory notes. The decrease in our net operating assets was due primarily to an increase in accrued and other current liabilities of $1.0 million primarily related to deferred rent for our facility lease entered into in 2016 and an increase in our accrued compensation of $0.5 million.

Investing Activities

Cash used in investing activities of $72.2 million for the year ended December 31, 2018 was related to purchases of marketable securities of $204.1 million, purchases of property and equipment of $1.2 million and the purchase of an investment in stock of $0.5 million, which were offset by maturities of marketable securities of $133.6 million.

Cash used in investing activities of $86.3 million for the year ended December 31, 2017 was related to purchases of marketable securities of $134.5 million and purchases of property and equipment of $1.7 million, which were partially offset by maturities of marketable securities of $49.8 million.

Cash used in investing activities of $2.7 million for the year ended December 31, 2016 was related to the purchases of property and equipment of $2.2 million and the purchase of an investment in stock of $0.5 million.

Financing Activities

Cash provided by financing activities of $136.9 million for the year ended December 31, 2018 was primarily related to net proceeds from our sale of common stock in our IPO of $75.9 million, net proceeds from issuance of Series C convertible preferred stock of $59.9 million, proceeds from repayment of recourse notes of $0.9 million, and proceeds from issuance of common stock upon exercise of stock options of $0.4 million.

Cash provided by financing activities of $42.8 million for the year ended December 31, 2017 was primarily related to net proceeds from the issuance of shares of our convertible preferred stock.

Cash provided by financing activities of $107.9 million for the year ended December 31, 2016 was primarily related to net proceeds of $91.0 million from the issuance of shares of our convertible preferred stock and proceeds of $16.9 million from the issuance of convertible promissory notes which have since been converted into or settled with shares of convertible preferred stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations:
Operating lease(1)	$2,012	$4,207	$1,621	$—	$7,840
Capital lease	78	46	—	—	124
Total contractual obligations	$2,090	$4,253	$1,621	$—	$7,964

(1)

Our contractual obligations and commitments primarily relate to our facilities lease agreement. We have a lease for laboratory and office space in Brisbane, California. The current lease is for approximately 39,000 square feet and the lease period expires in October 2022.

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug products to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known. See Note 5 to our financial statements “License Agreements” for additional information.

In February 2019, we entered into a lease agreement for approximately 62,655 rentable square feet of office and laboratory space in South San Francisco, California. The term of the lease agreement will commence on the later of: (i) the earlier to occur of (a) October 1, 2019, and (b) the date upon which we begin conducting business on the premises, and (ii) the date the landlord’s construction and tenant improvements have been completed.  The lease has an initial term of ten years from the commencement date, and we have an option to extend the initial term for an additional eight years at the then fair rental value as determined pursuant to the lease agreement.  The total base rent for the first twelve months will be $5.25 per rental square foot and will escalate by approximately 3.5% annually beginning from the 13th month of the lease agreement.  We will also be responsible for the operating expenses and tax expenses allocated to the building, and the operating expenses and tax expenses attributable to the common areas. The landlord will provide us with a tenant improvement allowance of up to a maximum amount of approximately $7.8 million, and we have the right to use up to approximately $2.8 million as an additional tenant improvement allowance that must be paid back as described in the lease agreement.  In connection with the execution of the lease agreement, we delivered a letter of credit of approximately $0.9 million to the landlord.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. While we have an investment in a variable interest entity, its purpose is not to provide off-balance sheet financing.

Critical Accounting Polices and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

Costs related to research and development of drug candidates are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses for personnel contributing to research and development activities, laboratory supplies, outside services, licenses acquired to be used in research and development and allocated overhead, including rent, equipment, depreciation and utilities. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized.

We have and may continue to enter into license agreements to access and utilize certain technology. We evaluate if the license agreement is an acquisition of an asset or a business. To date none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements may also include contingent consideration in the form of cash and additional issuances of our common stock.

Contingent Consideration Liability

We have entered into  license agreements to access and utilize certain intellectual property and technology and may enter into additional license agreements in the future. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. To date, none of our license agreements have been considered an acquisition of a business. If a license agreement is deemed to constitute an asset acquisition, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. Several of our license agreements also include contingent consideration in the form of an obligation to issue additional shares of our common stock if we achieve certain milestones. To determine whether such contingent consideration constitutes anasset acquisition, we assess on a continuous basis whether the contingent consideration meets the definition of a derivative and/or whether it can be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expireThe derivative related to the contingent consideration arising from our license agreements is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification critera, the final change in fair value of the insutrment is recorded within operating expenses and the liability is reclassified into stockholders’ equity.

We value the contingent consideration liability using a probability-weighted valuation approach model that reflects the probability and timing of achieving the milestones which trigger the obligation to issue additional shares of common stock. The probability of achieving the defined milestones for each licensed product is estimated on a quarterly basis by our management team. The total contingent consideration may change significantly over time as preclinical and/or clinical development progresses and additional data is obtained, impacting our assumptions regarding the probability of successfully achieving the relevant milestones  and the time frame in which they are expected to be achieved. For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement, while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement.  Judgment is employed in determining these assumptions at each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

We believe the fair values used to record contingent consideration liability are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

Variable Interest Entities

At the inception of each arrangement that we enter into with a third party entity, and at each reporting date thereafter, we assess whether we are the primary beneficiary of that arrangement such that it constitutes a variable interest entity, or VIE. This assessment is based on our power to direct the activities of the third party that most significantly impact the third party’s economic performance and our obligation to absorb losses or the right to receive benefits from the third party that could potentially be significant to it.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant, and we recognize forfeitures as they occur. For awards that vest solely based on service conditions or a combination of service and performance conditions, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the awards is generally recognized on a straight-line basis over the requisite service period, which is typically their vesting period. Forfeitures are recognized as they occur.

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including, among others: the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; progress of our research and development activities; our stage of development and material risks related to its business; the fact that the option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as an initial public offering or sale, in light of prevailing market conditions.

Following the IPO, the market traded price of the shares of common stock underlying the stock options is the fair value of our stock as reported on The Nasdaq Global Select Market on the grant date.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. We use, due to insufficient historical data,  the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.

•

Expected volatility—Due to our limited trading history for our common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

For options granted to non-employee consultants, the fair value of these options is also remeasured using the Black-Scholes option-pricing model reflecting consistent assumptions as applied to employee options in each of the reported periods, other than the expected term, which is assumed to be the remaining contractual life of the option.

We have also granted stock options to certain key employees that vest in conjunction with certain performance and market conditions. We estimate the fair value of these awards using a lattice model, taking into consideration the market conditions. No expense will be recorded related to these awards until the achievement of the performance condition becomes probable. Once the achievement of the performance condition becomes probable, expense related to these awards is recognized using the accelerated attribution method with a cumulative catch-up adjustment over the derived service period relating to the market conditions, if the market conditions have not been met. As these awards vest in their entirety upon achievement of the market conditions, any unrecognized expense would be accelerated if the market conditions are achieved prior to the completion of the derived service period.

We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and we will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

As of December 31, 2018, we had $20.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 4.1 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, net operating loss carryforwards, and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2018, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts..

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. We recognize interest accrued and penalties related to unrecognized tax benefits in our tax provision. We evaluate uncertain tax positions on a quarterly basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our statements of operations. Our provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 35% to 21% and made numerous other tax law changes. The Company has measured deferred tax assets at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment.

As a result of the impact of the Tax Act, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Act or TCJA, which allows SEC registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, Management considers its accounting of the various tax laws impacted by the Tax Act to be reasonable despite any forthcoming guidance. Any subsequent adjustment to these amounts will be adjusted accordingly as further guidance comes out. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and no material adjustments were recognized as of December 31, 2018.

As of December 31, 2018, our total deferred tax assets were $38 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, and Research and Development Credits. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. The Company has engaged a third party to perform a Section 382 analysis covering from inception in 2010 to December 31, 2018 balance sheet reporting date.  The Company has had various rounds of funding since inception (Series A-1, A-2, B) that have resulted in a change in ownership which limits the amount of net operating losses that may be used in the future. The Company has written off any deferred tax assets that will not be accessible due to the limitation from Section 382/383 with a corresponding adjustment to the valuation allowance..

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $171.1 million as of December 31, 2018, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2018.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (the Company) as of December 31, 2018 and 2017, and related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years ended December  31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

March 6, 2019,

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$15,399	$7,298
Contribution receivable	—	1,382
Short-term marketable securities	155,736	79,212
Prepaid expenses and other current assets	1,830	988
Total current assets	172,965	88,880
Property and equipment, net	6,238	6,958
Long-term marketable securities	—	5,118
Restricted cash	550	550
Other long-term assets	1,622	518
Total assets	$181,375	$102,024
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,847	$2,378
Accrued compensation	3,791	2,181
Accrued and other current liabilities	4,990	3,338
Settlement liability	2,059	—
Contingent consideration liability	895	—
Total current liabilities	16,582	7,897
Deferred rent, net of current portion	2,467	3,166
Contingent consideration liability, net of current portion	1,588	—
Other non-current liabilities	45	118
Total liabilities	20,682	11,181
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; 10,000,000 and 91,739,149 shares authorized as of December 31, 2018 and 2017, respectively; 0 and 28,159,724 shares issued and outstanding as of December 31, 2018 and 2017, respectively; aggregate liquidation preference of $0 and $190,825 as of December 31, 2018 and 2017, respectively	—	173,956
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 and 122,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 42,414,294 and 4,830,389 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4	1
Additional paid-in capital	324,663	4,072
Related party promissory notes for purchase of common stock	(201)	(202)
Employee promissory notes for purchase of common stock	(400)	—
Accumulated other comprehensive loss	(95)	(104)
Accumulated deficit	(163,278)	(86,880)
Total stockholders’ equity (deficit)	160,693	(83,113)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$181,375	$102,024

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017	2016
Contribution revenue	$—	$1,382	$—
Operating expenses:
Research and development	58,907	37,373	13,707
General and administrative	16,016	9,617	5,137
Change in fair value of contingent consideration	4,542	—	—
Total operating expenses	79,465	46,990	18,844
Loss from operations	$(79,465)	$(45,608)	$(18,844)
Loss on extinguishment of promissory notes	—	—	(9,377)
Interest income (expense), net	3,312	1,055	(2,183)
Other expense, net	(245)	(103)	—
Net loss	$(76,398)	$(44,656)	$(30,404)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	9	(104)	—
Comprehensive loss	$(76,389)	$(44,760)	$(30,404)
Net loss per share, basic and diluted	$(2.70)	$(13.97)	$(11.42)
Weighted average number of shares used in computing net loss per share, basic and diluted	28,269,907	3,197,516	2,662,841

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2015	8,713,925	$7,579	2,054,204	$1	$123	$(49)	$—	$—	$(11,820)	$(11,745)
Issuance of Series A-2 convertible preferred stock at $0.876 per share for cash, net of issuance costs of $1	4,671,430	4,092	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock at $12.125 per share for cash, net of issuance costs of $214	11,235,260	119,418	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options of $408	—	—	1,436,902	—	38	—	—	—	—	38
Vesting of early exercised options	—	—	—	—	58	—	—	—	—	58
Issuance of restricted stock	—	—	76,271	—	—	—	—	—	—	—
Common stock granted to third parties	—	—	736,161	—	446	—	—	—	—	446
Stock-based compensation	—	—	—	—	224	—	—	—	—	224
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(153)	—	—	—	(153)
Net loss	—	—	—	—	—	—	—	—	(30,404)	(30,404)
Balances at December 31, 2016	24,620,615	$131,089	4,303,538	$1	$889	$(202)	$—	$—	$(42,224)	$(41,536)
Issuance of Series B convertible preferred stock at $12.125 per share for cash, net of issuance costs of $43	3,539,109	42,867	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options of $5	—	—	43,727	—	8	—	—	—	—	8
Vesting of early exercised options	—	—	—	—	97	—	—	—	—	97
Issuance of restricted stock	—	—	625,931	—	—	—	—	—	—	—
Common stock granted to third party	—	—	12,711	—	44	—	—	—	—	44
Stock-based compensation	—	—	—	—	3,034	—	—	—	—	3,034
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(104)	—	(104)
Repurchase of early exercised shares of common stock	—	—	(155,518)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(44,656)	(44,656)
Balances at December 31, 2017	28,159,724	$173,956	4,830,389	$1	$4,072	$(202)	$—	$(104)	$(86,880)	$(83,113)
Issuance of Series C convertible preferred stock at $15.3317 per share for cash, net of issuance costs of $119	3,913,425	59,881	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $9,149	—	—	5,000,000	1	75,851	—	—	—	—	75,852
Conversion of Series A-1, A-2, B and C convertible preferred stock to common stock	(32,073,149)	(233,837)	32,073,149	2	233,837	—	—	—	—	233,839
Issuance of common stock upon exercise of warrants and stock options, net of amount related to early exercised options of $1,212	—	—	510,756	—	374	—	—	—	—	374
Vesting of early exercised stock options	—	—	—	—	584	—	—	—	—	584
Stock-based compensation	—	—	—	—	9,441	—	—	—	—	9,441
Unrealized gain on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	9	—	9
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(390)	—	—	—	(390)
Receipt of promissory note from employee for purchase of common stock	—	—	—	—	—	—	(400)	—	—	(400)
Repayment of promissory note from related party	—	—	—	—	504	391	—	—	—	895
Net loss	—	—	—	—	—	—	—	—	(76,398)	(76,398)
Balances at December 31, 2018	—	$—	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(76,398)	$(44,656)	$(30,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180	1,304	153
Net accretion and amortization of premium and discounts on marketable securities	(955)	182	—
Stock-based compensation	9,441	3,034	224
Loss on extinguishment of promissory notes	—	—	9,377
Non-cash interest expense	—	—	2,223
Loss on disposal of property and equipment	45	15	—
Common stock granted to third party	—	44	447
Accretion of tenant improvement allowance	(605)	(605)	(403)
Change in fair value of contingent consideration for license agreements	4,542	—	—
Changes in operating assets and liabilities:
Contribution receivable	1,382	(1,382)	—
Prepaid expenses and other current assets	(842)	(746)	(229)
Other long-term assets	(604)	23	(41)
Accounts payable	2,228	1,198	198
Accrued compensation	1,610	1,607	504
Accrued liabilities and other current liabilities	1,446	1,258	1,046
Deferred rent, net of current portion	(93)	366	27
Other non-current liabilities	—	—	480
Net cash used in operating activities	(56,623)	(38,358)	(16,398)
Investing activities
Purchase of marketable securities	(204,086)	(134,465)	—
Maturities of marketable securities	133,644	49,849	—
Purchase of investment in stock	(500)	—	(500)
Purchase of property and equipment	(1,264)	(1,689)	(2,244)
Net cash used in investing activities	(72,206)	(86,305)	(2,744)
Financing activities
Proceeds from issuance of convertible promissory notes payable	—	—	16,887
Proceeds from issuance of convertible preferred stock, net of issuance costs	59,881	42,867	90,956
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	374	(37)	95
Proceeds from initial public offering, net of issuance costs	79,055	—	—
Payment of initial public offering costs	(3,201)	—	—
Proceeds from repayment of recourse notes	895	—	—
Payments made on capital lease obligations	(74)	(55)	—
Net cash provided by financing activities	136,930	42,775	107,938
Net increase (decrease) in cash, cash equivalents and restricted cash	8,101	(81,888)	88,796
Cash, cash equivalents and restricted cash at beginning of year	7,848	89,736	940
Cash, cash equivalents and restricted cash at end of year	$15,949	$7,848	$89,736
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion and settlement of convertible notes and accrued interest into convertible preferred stock	$—	$—	$15,667
Property and equipment included in accounts payable	$241	$314	$98
Property and equipment acquired under capital leases	$—	$243	$—
Lessor funded lease incentives included in property and equipment	$—	$3,881	$—
Receipt of promissory note for purchase of common stock	$400	$—	$—
Receipt of promissory note from related party for purchase of common stock	$390	$—	$153

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to extend human healthspan. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company is located in Brisbane, California and was incorporated in the State of Delaware in 2009.

Need for Additional Capital

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2018, the Company incurred a net loss of $76.4 million and used $56.6 million of cash in operations. At December 31, 2018, the Company had an accumulated deficit of $163.3 million and does not expect positive cash flows from operations in the foreseeable future. The Company has historically financed its operations primarily through the issuance and sale of convertible preferred stock and convertible promissory notes. To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Split

On April 19, 2018, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-2.95 reverse split (“Reverse Split”) of shares of the Company’s common and convertible preferred stock, which was effected on April 20, 2018. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the Reverse Split. All of the share and per share information included in the accompanying financial statements has been adjusted to reflect the Reverse Split.

Initial Public Offering

On May 7, 2018, the Company closed its initial public offering (“IPO”), of 5,000,000 shares of common stock, at an offering price to the public of $17.00 per share. The Company received net proceeds of approximately $75.9 million, after deducting underwriting discounts, commissions and offering related transaction costs of approximately $9.1 million. In connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 32,073,149 shares of common stock. In addition, all of the Company’s convertible preferred stock warrants were converted into warrants to purchase shares of common stock.

In connection with the completion of its IPO, on May 7, 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, contingent consideration liability, common stock valuation, and stock-based compensation. Actual results could differ from such estimates or assumptions.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$15,399	$7,298	$89,286
Restricted cash	550	550	450
Total cash, cash equivalents, and restricted cash	$15,949	$7,848	$89,736

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale, and reported at fair value with unrealized gains and losses included as a component of stockholders’ deficit. Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income (expense), net. The cost of securities sold is determined using the specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and management’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value.

Fair Value of Financial Instruments

The Company’s financial instruments during the periods presented consist of cash and cash equivalents, restricted cash, contribution receivable, marketable securities, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2018, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

Contribution Revenue and Receivables

The Company recognizes contribution revenue related to the receipt of cash from third-party resource providers not considered to be customers and where the transfer of assets is not an exchange transaction or financing of research and development. Contribution revenue and related receivables are recognized for conditional contributions as the conditions related to the contribution are relieved.

In July 2017, the Company entered an arrangement with a third-party organization under which the Company would be provided with up to $1.5 million of funding for the performance of certain research and development activities during the 90-day period following the arrangement in pursuit of the third-party organization’s philanthropic mission. All conditions related to this contribution were met during 2017 and the Company recognized $1.4 million under this arrangement, which was recorded as contribution revenue in the statement of operations and a contribution receivable on the balance sheet.

Research and Development Expenses

Costs related to research, design and development of drug candidates are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses for personnel contributing to research and development activities, laboratory supplies, outside services, licenses acquired to be used in research and development and allocated overhead, including rent, equipment, depreciation and utilities. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized.

Contingent Consideration Liability

The Company has entered into and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements also include contingent consideration in the form of additional issuances of the Company’s common stock based on the achievement of certain milestones. For asset acquisitions, the Company assesses on a continuous basis whether such contingent consideration meets the definition of a derivative and can or cannot be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expire. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification critera, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity.

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

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to expense as incurred and costs of improvement are capitalized.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment losses have been recorded for the periods presented.

Leases

The Company leases office space and laboratory facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances to fund leasehold improvements and rent holidays, and are recognized as reductions to rental expense on a straight-line basis over the term of the lease. Lessor funded leasehold improvement incentives not yet received are recorded in prepaid expense and other current assets on the balance sheet. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease and begins recognizing rent expense on the date that it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the rent expense recognized.

The Company entered into capital lease agreements for certain equipment with a lease term of three years. The current portion of capital lease obligations is included in accrued and other liabilities and the noncurrent capital lease obligations is included in other noncurrent liabilities in the balance sheet.

Convertible Preferred Stock

The Company records all shares of convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. Upon the occurrence of certain change in control events that are outside the Company’s control, including liquidation, sale or transfer of the Company, holders of the convertible preferred stock can cause redemption for cash. Therefore, convertible preferred stock is classified outside of stockholders’ deficit on the balance sheet as events triggering the liquidation preferences are not solely within the Company’s control. The carrying values of the convertible preferred stock are adjusted to their liquidation preferences when and if it becomes probable that such an event will occur.

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards based on their grant date fair value. For stock-based awards with service conditions only, stock-based compensation expense is recognized over the requisite service period using the straight-line method. For awards with performance conditions, the Company evaluates the probability of achieving performance condition at each reporting date. The Company begins to recognize stock-based compensation expense using an accelerated attribution method when it is deemed probable that the performance condition will be met. Forfeitures are recognized as they occur.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards that do not contain market conditions. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected dividends, expected volatility and risk-free rate. The Company uses the Monte Carlo simulation models to estimate the fair value of stock option awards that contain market conditions. The Monte Carlo simulation models require the use of subjective and complex assumptions which determine the fair value of such awards including price volatility of the underlying stock and derived service periods.

The Company recognizes stock-based compensation expense for stock options granted to non-employees based on the estimated fair value of the award as it is more readily measurable than the fair value of the services received. The fair value of stock options granted to non-employees is estimated at grant date and re-measured at each reporting period using the Black-Scholes option-pricing model until the awards vest and the resulting change in value, if any, is recognized in the statements of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company’s tax positions are subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ deficit that are excluded from net loss, primarily unrealized losses on the Company’s marketable securities.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption on its financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The ASU is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its balance sheet related to these leases. The adoption of this accounting standard update is also expected to impact the Company’s financial statement disclosures

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities (except for investments accounted for under the equity method of accounting); and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for the Company for annual periods beginning in 2019 and interim periods beginning in 2020. Early adoptions of certain amendments within the update are permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

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

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, contribution receivable, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities approximate the related fair values due to the short maturities of these instruments.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,131	$14,131	$—	$—
Total cash equivalents	14,131	14,131	—	—
Short-term marketable securities:
U.S. treasuries	34,121	—	34,121	—
U.S. and foreign commercial paper	10,635	—	10,635	—
U.S. and foreign corporate debt securities	26,533	—	26,533	—
Asset-backed securities	2,748	—	2,748	—
U.S. government debt securities	81,699	—	81,699	—
Total short-term marketable securities	155,736	—	155,736	—
Total assets subject to fair value measurements on a recurring basis	$169,867	$14,131	$155,736	$—
Liabilities:
Contingent consideration liability	$2,483	$—	$—	$2,483
Total liabilities subject to fair value measurements on a recurring basis	$2,483	$—	$—	$2,483

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,709	$5,709	$—	$—
Total cash equivalents	5,709	5,709	—	—
Short-term marketable securities:
U.S. and foreign commercial paper	6,359	—	6,359	—
U.S. and foreign corporate debt securities	16,149	—	16,149	—
Asset-backed securities	14,588	—	14,588	—
U.S. government debt securities	40,362	—	40,362	—
U.S. treasuries	1,754	—	1,754	—
Total short-term marketable securities	79,212	—	79,212	—
Long-term marketable securities:
Asset-backed securities	2,742	—	2,742	—
U.S. government debt securities	2,376	—	2,376	—
Total long-term marketable securities	5,118	—	5,118	—
Total marketable securities	84,330	—	84,330	—
Total assets subject to fair value measurements on a recurring basis	$90,039	$5,709	$84,330	$—

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

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to two agreements executed in February 2016 with a privately held clinical-stage biopharmaceutical company: (a) a license agreement granting the Company the right to research, develop, and seek and obtain marketing approval for an initial licensed compound, and (b) a compound library and option agreement granting the Company the right to identify and take licenses to additional compounds, in each case for the treatment of indications outside of oncology (collectively, the “Commercial Agreements”). The Commercial Agreements include contingent consideration of up to an aggregate of 666,670 additional shares of common stock to be issued based on achievement of certain specified clinical development and sales milestone events.  The Company valued the contingent consideration liability using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. The probability of achieving the defined milestones for each licensed product was estimated by the Company’s management. Total contingent consideration may change significantly as preclinical and clinical development under the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related development and commercial milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideratin value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $8.7 million at December 31, 2018 (using the Company’s stock price as of December 31, 2018). As of December 31, 2018 and 2017, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

As of December 31, 2018, the Company determined that the net settlement criteria of the definition of a derivative had been met for 133,333 shares of common stock to the third parties. The Company issued 106,666 of these shares in January 2019 and will issue the remaining 26,667 shares in early 2019 and recorded a settlement liability of $2.0 million at December 31, 2018.  The Company recorded a contingent consideration liability of $2.5 million at December 31, 2018 related to additional potential shares subject to the achievement of certain specified clinical development and sales milestone events under the agreements. No liability was recorded at December 31, 2017 as the net settlement criteria were not met. The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2017	$—
Additions	—
Settlements	—
Change in fair value	4,542
Balance at December 31, 2018	$4,542

There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

See Note 4 for further information regarding the carrying value of the Company's financial instruments.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$14,131	$—	$—	$14,131
Total cash equivalents	14,131	—	—	14,131
Short-term marketable securities:
U.S. and foreign commercial paper	10,638	—	(3)	10,635
U.S. and foreign corporate debt securities	26,552	2	(21)	26,533
Asset-backed securities	2,750	—	(2)	2,748
U.S. government debt securities	81,755	1	(57)	81,699
U.S. treasuries	34,136	1	(16)	34,121
Total short-term marketable securities	155,831	4	(99)	155,736
Total marketable securities	$169,962	$4	$(99)	$169,867

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,709	$—	$—	$5,709
Total cash equivalents	5,709	—	—	5,709
Short-term marketable securities:
U.S. and foreign commercial paper	6,369	—	(10)	6,359
U.S. and foreign corporate debt securities	16,162	—	(13)	16,149
Asset-backed securities	14,604	—	(16)	14,588
U.S. government debt securities	40,418	—	(56)	40,362
U.S. treasuries	1,754	—	—	1,754
Total short-term marketable securities	79,307	—	(95)	79,212
Long-term marketable securities:
Asset-backed securities	2,752	—	(10)	2,742
U.S. government debt securities	2,375	1	—	2,376
Total long-term marketable securities	5,127	1	(10)	5,118
Total marketable securities	$90,143	$1	$(105)	$90,039

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2018 and 2017. The Company does not intend to and believes it is not more likely than not that it will be required to sell these securities before their maturities.

See Note 3 for further information regarding the fair value of the Company's financial instruments.

5. License Agreements

License and Compound Library and Option Agreement

In February 2016, the Company entered into a license agreement with a privately held clinical-stage biopharmaceutical company (the “Licensor”)  to research, develop, and seek and obtain marketing approval for a licensed compound. In February 2016, in conjunction with this license agreement, the Company also entered into a compound library and option agreement with the Licensor to identify compounds with potential utility in the treatment of age-related conditions other than indications in oncology (collectively, the “Commerical Agreements”). As part of these agreements, the Company issued 533,335 shares of common stock to the Licensor and 133,333 shares of common stock to an academic institution from whom the Licensor had previously licensed the technology.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate 666,670 additional shares of common stock, in each case to be issued based on the Company’s achievement of certain specified clinical development and sales milestone events. The milestones include the filing of an investigational drug application, the commencement of clinical studies, Food and Drug Administration and/or European Medicines Agency approval, and a net sales threshold. The license agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

In December 2018, the Company elected to advance a second compound into formal preclinical development which gave rise to an obligation under the compound library and option agreement to issue an additional 133,333 shares of common stock to the Licensor and the academic institution.   In connection with the issuance of these shares, the Company issued 106,666 shares of common stock to the Licensor in January 2019 and the remaining 26,667 will be issued to the academic institution in 2019. The Company recorded a settlement liability of $2.0 million at December 31, 2018.  In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones and preclinical development events, the Company recorded a contingent consideration liability of $2.5 million at December 31, 2018.  As of December 31, 2017, none of those milestones or events had been achieved. As of December 31, 2018 and 2017, no royalties were due from the sales of licensed products.

In April 2016, in connection with the Commercial Agreements the Company purchased an equity interest in an affiliate of the Licensor for an aggregate purchase price of $0.5 million. The equity interest represents an insignificant level of ownership in the entity and has been recorded within other assets in the Company’s balance sheet. In May 2018 these shares were exchanged for new shares of a newly formed affiliate of the  Licensor as part of a reorganization of those entities. The Company also invested an additional $0.5 million in the newly formed affiliate of the Licensor in May 2018.

The Company agreed to provide funding to the Licensor for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was $0.5 million and $0.5 million for the years ended December 31, 2018 and 2017.

Under the consolidation guidance, the Company determined that the Licensor is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of this entity and as such the Company is not the primary beneficiary and consolidation is not required. As of December 31, 2018 and 2017, the Company has not provided financial, or other, support to the Licensor that was not contractually required.

Other License Agreements with Research Institutions

The Company has entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2018 or 2017. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2018	2017
	(in thousands)
Laboratory equipment	$4,162	$2,614
Computer equipment	247	137
Furniture and fixtures	113	105
Leasehold improvements	5,366	5,346
Construction in progress	—	226
Total property and equipment	9,888	8,428
Less: accumulated depreciation and amortization	(3,650)	(1,470)
Total property and equipment, net	$6,238	$6,958

Depreciation expense related to property and equipment was $2.2 million, 1.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016 respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued research and development	$1,837	$2,105
Deferred rent, current portion	783	702
Professional fees	26	70
Liability related to early exercise shares	885	257
Accrued other	1,459	204
	$4,990	$3,338

7. Commitments and Contingencies

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

Operating Lease

In May 2016, the Company executed a non-cancellable lease agreement for office and laboratory space in Brisbane, California which commenced in May 2016 and continues through October 2022. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional four years by giving the landlord written notice of the election to exercise the option at least fifteen months prior to the original expiration of the lease term. The lease provides for monthly base rent amounts escalating over the term of the lease and the lessor provided the Company a $3.9 million tenant improvement allowance to complete the laboratory and office renovation which was recorded as deferred rent liability and leasehold improvement within property and equipment, net. In May 2017, the Company entered into an amendment to expand the leased space and received a three-month rent holiday for the expanded space.

As of December 31, 2018, the Company’s future minimum payments under the noncancelable operating lease is as follows (in thousands):

Amount
2019	$2,012
2020	2,072
2021	2,135
2022	1,621
Total future minimum lease payments	$7,840

Rent expense was $1.8 million, $2.0 million and $0.8 million and for the years ended December 31, 2018, 2017 and 2016, respectively.

8. Related-Party Transactions

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

In October 2017, the Company issued two promissory notes to an executive officer for $1.6 million and $0.5 million, each with an interest rate of 1.85% per annum. The aggregate principal amount of $2.1 million was used to purchase 625,084 shares of restricted stock. The promissory notes were considered to be non-recourse in substance and accordingly, the shares sold subject to such promissory notes are considered to be an option for accounting purposes. In April 2018, the Company’s board of directors approved the forgiveness of all outstanding principal and accrued interest of the $1.6 million non-recourse promissory note. The non-recourse promissory note outstanding of $0.5 million was repaid on April 4, 2018 in accordance with the terms of the note. The forgiveness of the promissory note was accounted for as a modification of a share-based payment. The Company recorded an incremental charge of $1.5 million related to the modification for the year ended December 31, 2018.

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

Financing Activities

During the year ended December 31, 2018, the Company issued convertible preferred stock for total proceeds of $3.0 million to shareholders who are considered to be related parties. During the year ended December 31, 2017, the Company issued additional shares of Series B convertible preferred stock for total proceeds of $8.0 million to one of these related party shareholders. During the year ended December 31, 2016, the Company issued convertible preferred stock and convertible notes for total proceeds of $32.8 million to shareholders and certain executive officers who are considered to be related parties. All of the convertible notes converted into shares of series B preferred stock during 2016.

Other

In 2017, the Company entered into a master services agreement with a significant shareholder who was considered a related party. The Company incurred a total of $0.4 million and $0.6 million of research and development expenses during the years ended December 31, 2018 and 2017, respectively, related to this agreement.

9. Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

The Company is authorized to issue two classes of stock: convertible preferred stock and common stock. Convertible preferred stock is carried at the issuance price, net of issuance costs.

In July 2013, the Company sold an aggregate of 2,887,086 shares of Series A-1 convertible preferred stock at $0.864 per share for gross proceeds of $2.0 million. From January 2014 through March 2015, the Company closed three tranches of Series A-2 convertible preferred stock financing and sold an aggregate of 5,826,839 shares of Series A-2 convertible preferred stock at $0.876 per share for gross proceeds of $4.9 million.

In February 2016, the Company closed the final tranche of Series A-2 convertible preferred stock financing by selling an aggregate of 4,671,430 shares of Series A-2 convertible preferred stock at $0.876 per share for gross proceeds of $4.0 million.

In October 2016, the Company closed the first tranche of its Series B round of financing by selling an aggregate of 7,519,592 shares of Series B convertible preferred stock at $12.125 per share for gross proceeds of $91.2 million, with an additional $9.0 million of Series B convertible preferred stock to be sold to two investors within 180 days of the first tranche closing at the issuance price per share of the Series B convertible preferred stock. The Company accounted for this issuance as forward options to issue shares at a fixed price. As the forward options expired in 180 days, and there was limited expected volatility in the Series B convertible preferred stock issuance price, the value of the forward options was considered immaterial at December 31, 2016. In March 2017, the Company issued an aggregate of 659,821 shares of Series B convertible preferred stock at $12.125 per share for gross proceeds of $8.0 million in full settlement of one of the forward options while the other expired unexercised.

In June 2017, the Company closed the second and final tranche of its Series B convertible preferred stock round of financing by selling an aggregate of 2,879,288 shares of Series B convertible preferred stock at $12.125 per share for gross proceeds of $34.9 million.

Included in the terms of the Series B Preferred Stock Agreement were rights to purchase additional tranches of Series B convertible preferred stock under the same terms as those provided at the initial closing. The Company did not separately account for these tranche purchase rights as a forward option as neither the purchasers nor the Company had a commitment or obligation to purchase or sell additional shares until the tranche closing occurred.

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

Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were converted into 32,073,149 shares of common stock. In addition, all 763,501 of the Company’s convertible preferred stock warrants were converted into warrants to purchase shares of common stock. As of December 31, 2018, the Company had no shares of convertible or preferred stock issued or outstanding.

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

Redemption Rights

The convertible preerred stock was not mandatorily redeemable as it did not have a set redemption date or a date after which the shares may be redeemed by the holders. A redemption event would have occurred only upon the occurrence of certain change in control events that are outside the Company’s control, including a sale, lease, transfer, or other disposition of all or substantially all of the Company’s assets. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would have occurred that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values of the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

10. Stock-Based Compensation

Equity Incentive Plans

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

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of December 31, 2018, there was an aggregate 5,058,434 shares of common stock authorized for issuance under the 2018 Plan.

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

Under the 2013 Plan, the Company permited early exercise of certain stock options prior to vesting. These unvested shares are subject to repurchase by the Company at the original issuance price in the event the optionee’s employment is terminated either voluntarily or involuntarily. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported as a liability and reclassified into additional paid-in capital as the shares vest.

Stock Option Activity

A summary of the Company’s stock option activity under the 2013 and 2018 Plan is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balances at December 31, 2017	918,595	4,196,213	$3.06
Retired from 2013 Plan	(378,875)	—	—
Authorized	4,289,936	—	—
Granted	(2,082,265)	2,082,265	13.20
Exercised	—	(501,329)	3.17
Canceled	280,411	(276,618)	5.82
Balances at December 31, 2018	3,027,802	5,500,531	$6.75	8.49	$53,051
Vested and exercisable at December 31, 2018		1,619,419	$2.72	7.65	$21,929
Vested and expected to vest at December 31, 2018		5,500,531	$6.75	8.49	$53,051

The total intrinsic value of options exercised was $1.5 million, $0.1 million and $20,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The weighted-average estimated fair value of stock options granted was $13.20, $3.40 and $0.32 for the years ended December 31, 2018, 2017 and 2016, respectively.

The aggregate intrinsic value of options exercisable was $21.9 million and $3.3 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the total stock-based compensation cost related to options granted but not yet amortized was $20.6 million and will be recognized over a weighted-average period of approximately 4.1 years. The total grant-date fair value of stock options granted to employees that vested during the years ended December 31, 2018 and 2017 was approximately $3.5 million and $1.5 million. respectively.

Stock Options Granted to Employees with Service-Based Vesting

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Expected term of options (in years)	6.1	5.6–6.7	5.3–6.1
Risk-free interest rate	2.6%-3.0%	1.8%–2.2%	1.2%–2.1%
Expected stock price volatility	87.4%-92.6%	77.0%–82.0%	76.1%–79.7%

The valuation assumptions were determined as follows:

Expected Term—The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

Expected Volatility—The Company used an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have a sufficient historical trading history for its own common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividends—The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future. Therefore, the expected dividend yield is zero.

Performance Contingent Stock Options Granted to Employees

During the year endend December 31, 2018, the Board of Directors granted performance contingent stock option awards exercisable for 53,575 shares, to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42 which was based on the fair market value on the grant date, as determined by the Board of Directors, and vest upon the successful achievement of one or more specified performance goals.

The total estimated fair value of employee performance contingent stock option awards was $0.4 million and was estimated at the date of grant using a Black-Scholes option-pricing model using the same assumptions as the stock options granted to employees with service-based vesting conditions.

As of December 31, 2018, and 2017, there were 329,498 and 275,922 performance contingent stock option awards outstanding with a total grant date fair value of $0.7 million and $0.3 million respectively. As of December 31, 2018, and 2017, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Performance and Market Contingent Stock Options Granted to Employees

During the year ended December 31, 2018, the Board of Directors granted performance and market contingent stock option awards exercisable for 160,727 shares of common stock to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42, which was based on the fair market value on the grant date, as determined by the Board of Directors. The total estimated grant-date fair value of these options was $0.7 million. Key assumptions in the valuation model included expected volatility, a risk-free interest rate, expected dividend yield, and an expected term unique to the terms of these awards.

Under the performance and market contingent awards, 53,575 of the shares have three separate market triggers for vesting based upon (i) the closing of a financing where the Company sells shares of its equity securities to institutional investors at a minimum price per share, (ii) a change in control with aggregate proceeds payable for the Company’s common stock at a minimum price per share, or (iii) an initial public offering that becomes effective at a minimum specified price per share. The remaining 107,152 shares have three separate market triggers for vesting based upon (i) the closing of a financing where the Company sells shares of its equity securities to institutional investors at a minimum pre-money valuation, (ii) a change in control with minimum aggregate proceeds payable for the Company’s common stock at a minimum price per share, or (iii) either an initial public offering or an achievement of a minimum market capitalization, as measured by a trailing 30 day volume-weighted average price.

By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, which for liquidity events is generally upon achievement, time-based vesting and recognition of stock-based compensation expense commence.

As of December 31, 2018 and 2017, there were 454,584 and 360,594 performance and market contingent stock option awards outstanding with a grant date total fair value of $1.0 million and $0.4 million respectively. As of December 31, 2018 and 2017, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Stock-Based Compensation for Nonemployees

The Company has granted options to purchase shares of common stock to consultants in exchange for services performed. During the years ended December 31, 2018 and 2017, the Company granted options to purchase an aggregate of 20,337 and 235,250 shares (of which an aggregate of 169,491 were issued outside of the 2018 and 2013 Plans) of the Company’s common stock with a weighted average exercise price of $6.19 and $3.39 per share, respectively.

The fair value of stock options granted to nonemployees was estimated on the date of grant using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value the employee options with the exception of the expected term which was based on the contractual term of the award. During the years ended December 31, 2018 and 2017, stock-based compensation expense recognized related to nonemployee options was $1.2 million and $0.4 million, respectively.

Restricted Stock

A summary of the Company’s restricted stock activity for the year ended December 31, 2018 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	478,971	$4.57
Granted	—	$4.57
Vested	(119,742)	$4.57
Unvested at December 31, 2018	359,229	$4.57

In October 2017, the Company and an executive officer entered into two restricted stock agreements whereby the executive officer purchased an aggregate of 625,084 shares of restricted stock of which 146,113 shares vested immediately, 119,742 shares vest on January 1, 2018 and 359,229 shares vest on January 1, 2019. As discussed in Note 8, the purchase of the restricted stock was through the issuance of promissory notes which were considered to be non-recourse in substance and accordingly, considered an option for accounting purposes. The Company measured compensation cost for this option based on its fair value on the grant date using the Black-Scholes option pricing model considering an expected term commensurate with the expected timing to a liquidity event which would trigger repayment of these promissory notes and an exercise price consistent with the repayment term of the promissory notes. The Company recognized compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. The shares of restricted stock have only been included in the shares issued and outstanding as such shares are legally issued.

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

The fair values of the rights granted under the 2018 ESPP were calculated using the following assumptions:

Year Ended
December 31, 2018
Expected dividend yield	—
Expected term of options (in years)	0.7
Risk-free interest rate	2.41%
Expected stock price volatility	73.18%

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, and costs associated with the Company’s 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$6,043	$1,695	$164
General and administrative	3,398	1,339	60
Total	$9,441	$3,034	$224

11. Warrants

In June 2013, the Company granted warrants to its then Chief Executive Officer (“CEO”), considered to be a related party, to purchase 192,823 shares of Series A-1 convertible preferred stock with an exercise price of $0.65 per share and 190,226 shares of Series A-2 convertible preferred stock at a price of $0.66 per share as compensation. In January 2015, the Company granted warrants to the aforementioned CEO to purchase an aggregate of 380,452 shares of Series A-2 convertible preferred stock with an exercise price of $0.66 per share as compensation. Upon the completion of the IPO, these warrants converted to common stock warrants. These warrants were exercisable beginning on January 1, 2018 and expired on the earlier of (i) December 31, 2018, (ii) December 31 of the year in which a change of control occurs or (iii) December 31 of the year in which the holder terminates service. All of the vested warrants expired unexercised on December 31, 2018.

In October 2013, the Company granted warrants to a nonemployee to purchase an aggregate of 96,610 shares of common stock with an exercise price of $0.18 per share of which 9,425 warrants vested immediately. During April 2018 the nonemployee exercised the vested shares and the remaining unvested warrants expired on May 3, 2018 upon the closing of the IPO.

12. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted earnings (loss) per share also requires that, to the extent the presumed issuance of additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, convertible preferred stock, early exercised common stock subject to future vesting, restricted stock accounted for as options common and preferred stock warrants, shares subject to the 2018 ESPP and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	December 31,
	2018	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(76,398)	$(44,656)	$(30,404)
Denominator:
Weighted average number of shares outstanding—basic and diluted	28,269,907	3,197,516	2,662,841
Net loss per share—basic and diluted	$(2.70)	$(13.97)	$(11.42)

Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2018	2017	2016
Convertible preferred stock	—	28,159,724	24,620,615
Options to purchase common stock	5,500,531	4,365,694	508,418
Early exercised common stock subject to future vesting	704,028	831,439	1,287,435
Restricted stock accounted for as options	359,228	625,084	—
Warrants to purchase convertible preferred stock	—	763,501	763,501
Warrants to purchase common stock	—	96,610	96,610
Shares subject to the 2018 ESPP	27,622	—	—
Total	6,591,409	34,842,052	27,276,579

Up to 606,218 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company does not match any employee contributions. In January 2019, the Company began to match 4% of employees’ salary.

14. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically as the Company has no international operations or subsidiaries.

No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based.

The effective tax rate for the years ended December 31, 2018, 2017 and 2016 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Taxes at the U.S. statutory income tax rate	21.0%	34.0%	34.0%
State tax, net of federal benefit	0.9	—	—
Other	(0.1)	(2.2)	—
Stock-based compensation	0.3	—	—
General business credits	1.0	—	—
Change in valuation allowance	(23.1)	(13.3)	(21.0)
Non-deductible interest expense	—	—	(13.0)
Change in income tax rate due to Tax Act	—	(18.5)	—
Total provision for income taxes	—%	—%	—%

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.

Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes. As such, the Company recorded a $8.3 million reduction in deferred tax assets for the revaluation of deferred taxes in 2017 which was offset by a corresponding decrease to the Company’s full valuation allowance. The ultimate impact of the Act did not differ materially from provision amounts recorded. Adjustments, if any, would not have impacted the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss	$29,926	$16,530
Research and development credits	3,865	1,879
Stock-based compensation	1,839	671
Contingent consideration	954	—
Accruals and other	1,040	895
Charitable contributions	253	330
Total deferred tax assets	37,877	20,305
Valuation allowance	(37,877)	(20,236)
Net deferred tax assets	—	69
Deferred tax liability	—	(69)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. For the years ended December 31, 2018 and 2017, the net increase in the valuation allowance was $17.6 million and $9.4 million, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2018 are as follows:

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$64,593	indefinite
Net operating losses, federal (pre January 1, 2018)	64,136	2030 - 2038
Net operating losses, state	64,663	2030 - 2039
Tax credits, federal	2,988	2031 - 2039
Tax credits, state	2,692	Indefinite

The net operating loss and research and development credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities and may become subject to an annual limitation in the event of certain future cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has performed this analysis and concluded that an additional $1.6 million of net operating losses and research development credits, collectively, were limited under Section 382, which has been reflected in the amounts disclosed in the financials.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
	2018	2017
	(in thousands)
Gross unrecognized tax benefits at January 1	$3,065	$2,800
Additions for tax positions taken in the current year	753	478
Reductions for tax positions taken in the prior year	(104)	(213)
Gross unrecognized tax benefits at December 31	$3,714	$3,065

If recognized, none of the unrecognized tax benefits as of December 31, 2018 and 2017 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2018 and 2017, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

15. Subsequent Events

In February 2019, the Company entered into a lease agreement for approximately 62,655 square feet of office, research and development and laboratory space in South San Francisco, California. The lease is expected to commence on October 1, 2019. The lease has an approximately ten year term with an option to extend for a period of eight years subject to certain conditions.

Pursuant to the lease agreement, the Company provided a $0.9 million letter of credit to the landlord for the term of the lease.

16. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017 and has been prepared in accordance with GAAP for interim financial reporting  (in thousands, except for per share data):

	Quarter
Year Ended December 31, 2018	First	Second	Third	Fourth
Loss from operations	$(16,482)	$(20,798)	$(19,377)	$(22,808)
Net loss	$(16,133)	$(20,002)	$(18,346)	$(21,917)
Net loss per common share, basic and diluted	$(4.69)	$(0.76)	$(0.45)	$(0.53)

	Quarter
Year Ended December 31, 2017	First	Second	Third	Fourth
Loss from operations	$(9,040)	$(11,698)	$(12,083)	$(12,787)
Net loss	$(8,934)	$(11,428)	$(11,750)	$(12,544)
Net loss per common share, basic and diluted	$(2.90)	$(3.62)	$(3.63)	$(3.67)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance”  in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	3.2	5-7-18
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	4.2	4-23-18
4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4.3	4-5-18
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Amended and Restated Non-Employee Director Compensation Program (Effective January 1, 2019)				X
10.7#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.8#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Keith R. Leonard Jr.	S-1	10.8	4-5-18
10.9#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	S-1	10.9	4-5-18
10.10#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Robert C. Goeltz II.	S-1	10.10	4-5-18
10.11#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	S-1	10.11	4-5-18
10.12#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Daniel G. Marquess.	S-1	10.12	4-5-18
10.13#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Tamara L. Tompkins.	S-1	10.13	4-5-18

10.14†	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.14	4-23-18
10.15†	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.15	4-23-18
10.16†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18
10.17†	Amendment to APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd.	S-1	10.17	4-5-18
10.18†	Amendment to Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.18	4-5-18
10.19(a)†	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(a)	4-23-18
10.19(b)†	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(b)	4-23-18
10.19(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.19(d)†	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(d)	4-23-18
10.19(e)†	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(e)	4-23-18
10.19(f)†	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(f)	4-23-18
10.19(g)†	Amendment No. 5 to Exclusive License Agreement, dated as of October 17, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(g)	4-23-18
10.20†	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.	S-1	10.20	4-23-18
10.21†	License Agreement, dated as of November 3, 2016, by and between The Johns Hopkins University and Unity Biotechnology, Inc.	S-1	10.21	4-23-18
10.22††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.				X
10.23	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.

**

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Unity Biotechnology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Unity Biotechnology, Inc.

Date: March 6, 2019	By:	/s/ Keith R. Leonard Jr.
Keith R. Leonard Jr.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Keith R. Leonard, Robert C. Goeltz II and Tamara L. Tompkins his or her true and lawful attorney-in-fact andagent, with full power of substitution, for him or her and in his or her name, place and stead, in any and allcapacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934,  this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Keith R. Leonard Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019
Keith R. Leonard Jr.

/s/ Robert C. Goeltz II	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019
Robert C. Goeltz II

/s/ Paul L. Berns	Director	March 6, 2019
Paul L. Berns

/s/ Kristina M. Burow	Director	March 6, 2019
Kristina M. Burow

/s/ Graham K. Cooper	Director	March 6, 2019
Graham K. Cooper

/s/ Nathaniel E. David	President and Director	March 6, 2019
Nathaniel E. David

/s/ David L. Lacey	Director	March 6, 2019
David L. Lacey

/s/ Robert T. Nelsen	Director	March 6, 2019
Robert T. Nelsen

/s/ Margo Roberts	Director	March 6, 2019
Margo Roberts

/s/ Camille D. Samuels	Director	March 6, 2019
Camille D. Samuels