Form 10-Q
period 2019-03-31
Unity Biotechnology, Inc.
filed 2019-05-08
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	UBX	The Nasdaq Global Select Market

As of May 1, 2019, the registrant had 42,907,149 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,249	$15,399
Short-term marketable securities	115,949	155,736
Prepaid expenses and other current assets	1,642	1,830
Total current assets	151,840	172,965
Property and equipment, net	5,880	6,238
Restricted cash	1,446	550
Other long-term assets	1,631	1,622
Total assets	$160,797	$181,375
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$4,071	$4,847
Accrued compensation	1,674	3,791
Accrued and other current liabilities	4,920	4,990
Settlement liability	—	2,059
Contingent consideration liability	446	895
Total current liabilities	11,111	16,582
Deferred rent, net of current portion	2,265	2,467
Contingent consideration liability, net of current portion	792	1,588
Other non-current liabilities	26	45
Total liabilities	14,194	20,682
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 42,888,359 and 42,414,294 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	329,226	324,663
Related party promissory notes for purchase of common stock	(201)	(201)
Employee promissory notes for purchase of common stock	(400)	(400)
Accumulated other comprehensive loss	19	(95)
Accumulated deficit	(182,045)	(163,278)
Total stockholders’ equity	146,603	160,693
Total liabilities, convertible preferred stock, and stockholders’ equity	$160,797	$181,375

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$16,505	$13,025
General and administrative	4,477	3,457
Change in fair value of contingent consideration	(1,245)	—
Total operating expenses	19,737	16,482
Loss from operations	(19,737)	(16,482)
Interest income (expense), net	1,006	352
Other expense, net	(36)	(3)
Net loss	(18,767)	(16,133)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	114	(34)
Comprehensive loss	$(18,653)	$(16,167)
Net loss per share, basic and diluted	$(0.44)	$(4.69)
Weighted-average number of shares used in computing net loss per share, basic and diluted	42,190,457	3,437,345

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	—	$—	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock upon exercise of stock options	—	—	340,731	—	300	—	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	207	—	—	—	—	207
Stock-based compensation	—	—	—	—	1,997	—	—	—	—	1,997
Common stock issued to third parties	—	—	133,334	—	2,059	—	—	—	—	2,059
Unrealized gain on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	—	—	(18,767)	(18,767)
Balances at March 31, 2019	—	$—	42,888,359	4	329,226	(201)	(400)	19	(182,045)	146,603

For the Three Months Ended March 31, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	28,159,724	$173,956	4,830,389	$1	$4,072	$(202)	$—	$(104)	$(86,880)	$(83,113)
Issuance of Series C convertible preferred stock at $15.3317 per share for cash, net of issuance costs of $100	3,590,573	54,950	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	400,587	—	31	—	—	—	—	31
Vesting of early exercised stock options	—	—	—	—	38	—	—	—	—	38
Stock-based compensation	—	—	—	—	1,370	—	—	—	—	1,370
Unrealized gain on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(34)	—	(34)
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(390)	—	—	—	(390)
Receipt of promissory note from employee for purchase of common stock	—	—	—	—	—	—	(400)	—	—	(400)
Net loss	—	—	—	—	—	—	—	—	(16,133)	(16,133)
Balances at March 31, 2018	31,750,297	$228,906	5,230,976	1	5,511	(592)	(400)	(138)	(103,013)	(98,631)

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(18,767)	$(16,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	637	502
Amortization of premium and discounts on marketable securities	(366)	(33)
Stock-based compensation	1,997	1,370
Accretion of tenant improvement allowance	(152)	(152)
Change in fair value of contingent consideration for license agreements	(1,245)	—
Changes in operating assets and liabilities:
Contribution receivable	—	1,382
Prepaid expenses and other current assets	188	291
Other long-term assets	(9)	(4)
Accounts payable	(776)	1,830
Accrued compensation	(2,117)	(1,223)
Accrued liabilities and other current liabilities	65	239
Deferred rent, net of current portion	(51)	48
Net cash used in operating activities	(20,596)	(11,883)
Investing activities
Purchase of marketable securities	(18,054)	(6,225)
Maturities of marketable securities	58,321	19,273
Purchase of property and equipment	(207)	(101)
Net cash provided by investing activities	40,060	12,947
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	54,951
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	300	27
Payments of deferred offering costs	—	(569)
Payments made on capital lease obligations	(18)	(17)
Net cash provided by financing activities	282	54,392
Net increase in cash, cash equivalents and restricted cash	19,746	55,456
Cash, cash equivalents and restricted cash at beginning of the period	15,949	7,848
Cash, cash equivalents and restricted cash at end of the period	$35,695	$63,304
Supplemental Disclosures of Non-Cash Investing and Financing Information
Issuance of common stock to settle contingent consideration liability	$2,059	$—
Property and equipment included in accounts payable and accrued liabilities	$71	$34
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,138
Receipt of promissory note from related party for purchase of common stock	$—	$390
Receipt of promissory note from employees for purchase of common stock	$—	$400

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $182.0 million and $163.3 million as of March 31, 2019 and December 31, 2018, respectively. The Company had net losses of $18.8 million and $16.1 million for the three months ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of $20.6 million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively. To date, none of the Company’s drug candidates have been approved for sale. The Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has historically financed its operations primarily through the issuance and sale of convertible preferred stock and convertible promissory notes. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of United States Securities and Exchange Commission (“SEC”) for interim reporting.

The condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation for interim reporting. The results of operations for any interim period are not necessarily indicative of results of operations for any future period.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, common stock valuation, contingent consideration liability and stock-based compensation. Actual results could differ from such estimates or assumptions.

Contingent Consideration Liability

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements also include contingent consideration in the form of additional issuances of the Company’s common stock based on the achievement of certain milestones. For asset acquisitions, the Company assesses on a continuous basis whether such contingent consideration meets the definition of a derivative and can or cannot be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expire. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification criteria, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity. As of March 31, 2019, the Company has recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met.

Deferred Offering Costs

Deferred offering costs, consisting of direct incremental legal, accounting, filing and other fees incurred related to the preparation of the IPO, have been capitalized and were offset against proceeds upon completion of the offering in May 2018. As of March 31, 2018, $1.7 million of deferred offering costs were capitalized and included in current assets on the balance sheet. There were no capitalized deferred offering costs at March 31, 2019.

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

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$34,249	$15,399
Restricted cash	1,446	550
Total cash, cash equivalents and restricted cash	$35,695	$15,949

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of March 31, 2019, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company adopted the amendments during the first quarter of fiscal year 2019, and as a result, disclosed in its statements of stockholders’ equity the quarterly activity of each caption of stockholders’ equity for the three months ended March 31, 2019 and 2018. The adoption of the amendments did not have a material impact on the Company’s condensed financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities (except for investments accounted for under the equity method of accounting); and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for the Company for annual periods beginning in 2019 and interim periods beginning in 2020. Early adoptions of certain amendments within the update are permitted. The Company adopted this guidance during the first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company's condensed financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this ASU during the first quarter of fiscal year 2019. The adoption of this ASU did not have a significant impact on its condensed financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company adopted this ASU during the first quarter of fiscal year 2019. The adoption of this ASU did not have a significant impact on its condensed financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption on its condensed financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its condensed financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or Topic 326, Measurement of Credit Losses on Financial Instruments which changes the accounting for recognizing impairments of financial assets. The ASU changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and related amendments which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The ASU is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its balance sheet related to these leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed financial statement disclosures

3. Fair Value Measurements

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

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities approximate the related fair values due to the short maturities of these instruments.

The fair value of the Company’s cost method investment is measured when it is deemed to be other-than-temporarily impaired.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,239	$29,239	$—	$—
Receivable from maturity of U.S. treasury security	4,000	4,000	—	—
Total cash equivalents	33,239	33,239	—	—
Short-term marketable securities:
U.S. treasuries	17,204	—	17,204	—
U.S. and foreign commercial paper	16,616	—	16,616	—
U.S. and foreign corporate debt securities	16,408	—	16,408	—
U.S. government debt securities	65,721	—	65,721	—
Total short-term marketable securities	115,949	—	115,949	—
Total assets subject to fair value measurements on a recurring basis	$149,188	$33,239	$115,949	$—
Liabilities:
Contingent consideration liability	$1,238	$—	$—	$1,238
Total liabilities subject to fair value measurements on a recurring basis	$1,238	$—	$—	$1,238

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,131	$14,131	$—	$—
Total cash equivalents	14,131	14,131	—	—
Short-term marketable securities:
U.S. treasuries	34,121	—	34,121	—
U.S. and foreign commercial paper	10,635	—	10,635	—
U.S. and foreign corporate debt securities	26,533	—	26,533	—
Asset-backed securities	2,748	—	2,748	—
U.S. government debt securities	81,699	—	81,699	—
Total short-term marketable securities	155,736	—	155,736	—
Total assets subject to fair value measurements on a recurring basis	$169,867	$14,131	$155,736	$—
Liabilities:
Contingent consideration liability	$2,483	$—	$—	$2,483
Total liabilities subject to fair value measurements on a recurring basis	$2,483	$—	$—	$2,483

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

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to three agreements with a privately held clinical-stage biopharmaceutical company (see Note 5). As of March 31, 2019, these Commercial Agreements included contingent consideration of up to an aggregate of 533,336 additional shares of common stock to be issued in specified portions to the Licensor and an academic institution from which the Licensor had previously in-licensed the underlying technology based on achievement of certain specified preclinical and clinical development and sales milestone events. The probability of achieving the defined milestone events under the Commercial Agreements is estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. Total contingent consideration may change significantly as preclinical and clinical development related to the compounds covered by the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of and timing for successful achievement of the related milestone events.  For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $4.9 million (using the Company’s stock price as of March 31, 2019). As of March 31, 2019, and December 31, 2018, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

As of December 31, 2018, the Company determined that the net settlement criteria of the definition of a derivative had been met for 133,334 shares of common stock to the third parties. The Company issued 106,667 of these shares to the Licensor in January 2019 and the remaining 26,667 shares to the academic institution in March 2019. The settlement liability of $2.0 million recorded at December 31, 2018 was reclassified into stockholders’ equity upon the issuance of these shares. The Company recorded a contingent consideration liability of $1.2 million at March 31, 2019 related to additional potential shares subject to the achievement of certain specified clinical development and sales milestone events under the agreements. The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(1,245)
Balance at March 31, 2019	$1,238

There were no transfers between the hierarchies during the three months ended March 31, 2019 and the year ended December 31, 2018.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$29,239	$—	$—	$29,239
Short-term marketable securities:
U.S. and foreign commercial paper	$16,607	$10	$(1)	$16,616
U.S. and foreign corporate debt securities	16,404	5	(1)	16,408
U.S. government debt securities	65,711	14	(4)	65,721
U.S. treasuries	17,208	1	(5)	17,204
Total short-term marketable securities	115,930	30	(11)	115,949
Total marketable securities	$145,169	$30	$(11)	$145,188

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,131	$—	$—	$14,131
Short-term marketable securities:
U.S. and foreign commercial paper	10,638	—	(3)	10,635
U.S. and foreign corporate debt securities	26,552	2	(21)	26,533
Asset-backed securities	2,750	—	(2)	2,748
U.S. government debt securities	81,755	1	(57)	81,699
U.S. treasuries	34,136	1	(16)	34,121
Total short-term marketable securities	155,831	4	(99)	155,736
Total marketable securities	$169,962	$4	$(99)	$169,867

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both March 31, 2019 and December 31, 2018.

5. License Agreements

License and Compound Library and Option Agreement

The Company is a party to three agreements with a privately held clinical-stage biopharmaceutical company (the “Licensor”): (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology, (b) an initial license agreement executed in February 2016 granting the Company rights to an initial licensed compound, and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (collectively, the “Commercial Agreements”). As of March 31, 2019, as part of these agreements, the Company has issued 640,002 shares of common stock to the Licensor and 160,000 shares of common stock to an academic institution from whom the Licensor had previously licensed the technology.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate 533,336 additional shares of common stock, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The milestones include the advancement of additional compounds into investigational drug application, or IND, enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration and/or European Medicines Agency approval, and a net sales threshold. The license agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

In December 2018, the Company elected to advance a second compound into formal preclinical development which gave rise to an obligation under the compound library and option agreement to issue an additional 133,334 shares of common stock to the Licensor and the academic institution. These shares were issued to the Licensor in January 2019 and the academic institution in March 2019. In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones events, the Company recorded a contingent consideration liability of $1.2 million at March 31, 2019 and $2.5 million at December 31, 2018. To date, no royalties were due from the sales of licensed products.

The Company agreed to provide funding to the Licensor for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was not material for the three months ended March 31, 2019 and March 31, 2018.

Under the consolidation guidance, the Company determined that the Licensor is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of this entity and as such the Company is not the primary beneficiary and consolidation is not required. As of March 31, 2019 and December 31, 2018, the Company has not provided financial, or other, support to the Licensor that was not contractually required.

Other License Agreements with Research Institutions

The Company has entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at March 31, 2019 or December 31, 2018. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Commitments and Contingencies

Operating Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement is expected to commence in May 2019. The lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional eight years at the then market rental rates as determined pursuant to the lease agreement.  The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement.  The Company will also be responsible for the operating expenses and tax expenses allocated to the building, and the operating expenses and tax expenses attributable to the common areas. Pursuant to the lease agreement, the landlord will provide the Company with a tenant improvement allowance of up to $7.8 million. The Company also has the ability to have the landlord finance up to $2.8 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord.

The Company has a non-cancelable operating lease consisting of administrative and research and development office space for its current Brisbane, California headquarters that expires in October 2022.

Future minimum lease payments under the Company’s non-cancellable operating leases at March 31, 2019 were as follows (in thousands):

Amount
2019	1,517
2020	5,373
2021	6,230
2022	5,859
2023 and later	33,658
Total future minimum lease payments	$52,637

Rent expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $0.5 million, respectively.

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

In October 2017, the Company issued two promissory notes to an executive officer for $1.6 million and $0.5 million, each with an interest rate of 1.85% per annum. The aggregate principal amount of $2.1 million was used to purchase 625,084 shares of restricted stock. The promissory notes were considered to be non-recourse in substance and accordingly, the shares sold subject to such promissory notes are considered to be an option for accounting purposes. In April 2018, the Company’s board of directors approved the forgiveness of all outstanding principal and accrued interest of the $1.6 million non-recourse promissory note. The non-recourse promissory note outstanding of $0.5 million was repaid on April 4, 2018 in accordance with the terms of the note. The forgiveness of the promissory note was accounted for as a modification of a share-based payment and $1.5 million of stock-based compensation from the modification was recorded in 2018.

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

8. Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan and 2018 Incentive Award Plan for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2018	5,500,531	$6.75
Granted	76,500	$12.38
Exercised	(340,731)	$0.88
Canceled	(30,623)	$7.49
Balances at March 31, 2019	5,205,677	$7.21

Stock Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, as well as expense related to the Company’s 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$995	$974
General and administrative	1,002	396
Total	$1,997	$1,370

9. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted earnings (loss) per share also requires that, to the extent contingences are satisfied during the period and the presumed issuance of such additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, convertible preferred stock, early exercised common stock subject to future vesting, restricted stock accounted for as options common and preferred stock warrants and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(18,767)	$(16,133)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	42,190,457	3,437,345
Net loss per share—basic and diluted	$(0.44)	$(4.69)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2019	2018
Convertible preferred stock	—	31,750,297
Options to purchase common stock	5,375,168	4,433,459
Early exercised common stock subject to future vesting	591,219	1,058,270
Restricted stock accounted for as options		625,084
Warrants to purchase convertible preferred stock		763,501
Warrants to purchase common stock		96,610
Shares subject to ESPP	27,622	—
Total	5,994,009	38,727,221

Up to 606,218 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018.

Overview

We are a biotechnology company engaged in researching and developing therapeutics to extend healthspan by slowing, halting or reversing diseases of aging.  Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as musculoskeletal, opthalmologic and pulmonary diseases.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $18.8 million and $16.1 million for the three months ended March 31, 2019 and 2018, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of March 31, 2019, we had an accumulated deficit of $182.0 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, audit and accounting services, and depreciation and amortization expense related to property and equipment. Personnel costs consist of salaries, benefits, insurance and stock-based compensation. We expect to continue to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to continue to increase the size of our administrative headcount to support the growth of our business and operate as a public company.

Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration meets the definition of a derivative, until such time that the contingency is met or expires. As of March 31, 2019, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. The contingent consideration expense is driven by the change in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the three months ended March 31, 2019 and 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)
Summary of Operations Data:
Operating expenses:
Research and development	$16,505	$13,025	$3,480
General and administrative	4,477	3,457	1,020
Fair value of contingent consideration	(1,245)	—	(1,245)
Total operating expenses	19,737	16,482	3,255
Loss from operations	(19,737)	(16,482)	3,255
Interest income	1,006	352	654
Other expense, net	(36)	(3)	33
Net loss	$(18,767)	$(16,133)	$2,634

Research and Development

Research and development expenses increased by $3.5 million, to $16.5 million for the three months ended March 31, 2019 from $13.0 million for the three months ended March 31, 2018. The increase was primarily due to increases of $1.5 million for personnel-related expenses, $2.1 million for direct research and development activities, and $0.1 million for facilities-related costs. The increases were partially offset by $0.2 million decrease in consultant expenses.

General and Administrative

General and administrative expenses increased by $1.0 million, to $4.5 million for the three months ended March 31, 2019 from $3.5 million for the three months ended March 31, 2018. The increase was primarily due to increases of $1.5 million for personnel related expenses, of which $0.6 million was related to non-cash stock-based compensation, and $0.2 million for insurance expense. This was partially offset by a decrease of $0.4 million in professional services.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $1.2 million for the three months ended March 31, 2019. The decrease in contingent consideration expense was due to a change in the estimated fair value of the liability under our license agreements, driven by the decrease in our stock price. The fair value is determined using a probability-weighted valuation approach model which considers our stock price and the probability and timing of the achievement of certain milestones at the balance sheet date.

Interest Income

Our interest income was $1.0 million for the three months ended March 31, 2019, as compared to $0.3 million for the three months ended March 31, 2018, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of March 31, 2019, we had an accumulated deficit of $182.0 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

Prior to our IPO in May 2018, we financed our operations primarily through issuance and sale of convertible preferred stock and convertible promissory notes and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In March 2018, we sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for proceeds of $54.9 million. In April 2018, we sold 322,852 shares of Series C convertible preferred stock at $15.3317 per share for additional proceeds of $5.0 million.  In May 2018, we consummated our initial public offering and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. As of March 31, 2019, we had $150.2 million in cash, cash equivalents and marketable securities.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $182.0 million through March 31, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021, including through clinical data readout from our Phase 1 clinical study of UBX0101 and data readouts from additional Phase 1 clinical studies of our lead program for ophthalmologic diseases.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(20,596)	$(11,883)
Cash provided by investing activities	40,060	12,947
Cash provided by financing activities	282	54,392
Net increase in cash and restricted cash	$19,746	$55,456

Operating Activities

Cash used in operating activities of $20.6 million for the three months ended March 31, 2019 consisted primarily of a net loss of $18.8 million adjusted for net non-cash charges of $0.9 million and decrease of $2.7 million in net operating assets and liabilities. Our non-cash charges consisted primarily of $2.0 million in stock-based compensation and $0.6 million in depreciation and amortization, partially offset by a $1.2 million change in fair value of contingent consideration liability associated with our two license agreements and our compound library and option agreement, $0.4 million in amortization of premium and discounts on marketable securities and $0.1 million in accretion of our tenant improvement allowance. The net decrease in our operating assets and liabilities consisted primarily of decreases of $2.1 million in accrued compensation, $0.8 million in accounts payable, partially offset by an increase of $0.2 million in prepaid expenses and other current assets.

Cash used in operating activities of $11.9 million for the three months ended March 31, 2018 consisted primarily of a net loss of $16.0 million, which was offset by net non-cash charges of $1.5 million and increase of $2.6 million in net operating assets and liabilities. Our non-cash charges primarily consisted of $1.4 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in contribution receivable of $1.4 million related to contribution revenue received, increase in accounts payable of $1.9 million due to the increase in overall research and development activities, increase in prepaid expenses and other current assets of $0.03 million due to ongoing amortization of prepaid expenses and a decrease in accrued compensation of $1.2 million due to the payment of annual bonuses.

Investing Activities

Cash provided by investing activities of $40.0 million for the three months ended March 31, 2019 was related to maturities of marketable securities of $58.3 million, offset by purchases of marketable securities of $18.1 million and purchases of property and equipment of $0.2 million.

Cash provided by investing activities of $12.9 million for the three months ended March 31, 2018 was related to purchases of marketable securities of $6.2 million and purchases of property and equipment of $0.1 million, which were partially offset by maturities of marketable securities of $19.3 million.

Financing Activities

Cash provided by financing activities of $0.3 million for the three months ended March 31, 2019 was primarily related to proceeds from issuance of common stock upon exercise of stock options, net of repurchases.

Cash provided by financing activities of $54.4 million for the three months ended March 31, 2018 was primarily related to net proceeds from the issuance of Series C convertible preferred stock of $54.9 million offset by payments of deferred offering costs in relation to our planned IPO of $0.6 million.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In February 2019, we entered into a lease agreement for new office and laboratory space in South San Francisco, California. See Note 6, Commitments and Contingencies, to our condensed financial statements for further information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. While we have an investment in a variable interest entity, its purpose is not to provide off-balance sheet financing.

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as provided in Note 2 to our Financial Statements “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of March 31, 2019 and December 31, 2018 and the notes accompanying those financial statements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We initiated a Phase 1 clinical study of UBX0101, a potent senolytic small molecule inhibitor of the MDM2/p53 interaction, in osteoarthritic patients in the second quarter of 2018. We have not yet submitted an Investigational New Drug, or IND, application or initiated a clinical study for any other drug candidates.

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2019 and 2018 was approximately $18.8 million and $16.1 million, respectively. As of March 31, 2019, we had an accumulated deficit of $182.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2019, we had capital resources consisting of cash, cash equivalents, and marketable securities of

$150.2 million. In March and April 2018, we sold and issued an aggregate of 3,913,425 shares of our Series C convertible preferred stock at $15.3317 per share for net cash proceeds to us of approximately $59.9 million. In May 2018, we completed our initial public offering, or IPO, and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101 and UBX1967, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing UBX0101, UBX1967 or any other drug candidates, and conducting
•	preclinical studies and clinical studies, including our ongoing Phase 1 clinical study of UBX0101, which was initiated in the second quarter of 2018;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our lead drug candidates or any future drug candidates;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our lead drug candidates or any future drug candidates and any products we successfully commercialize;

•	the cost of building a sales force in anticipation of product commercialization;

•	the cost of commercialization activities if our lead drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

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

We plan to continue to develop a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue and we are currently advancing programs in musculoskeletal, ophthalmologic, and pulmonary disorders. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional age-related diseases, such as kidney disease, liver disease, and neurodegenerative disease. In addition to our efforts to eliminate senescent cells, we are also advancing other programs with the potential to extend human healthspan, including the administration of circulating youth factors.

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we initiated a Phase 1 clinical study of UBX0101 in patients with osteoarthritis of the knee in the second quarter of 2018. In addition, we plan to submit an IND application for UBX1967 for ophthalmologic disease in early 2020 that, if accepted, would enable us to pursue multiple indications in age-related eye diseases.

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

We are developing a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating accumulated senescent cells and their associated Senescence Associated Secretory Phenotype, or SASP, when administered locally. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional other age-related diseases such as kidney disease, liver disease, and neurodegenerative disease. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, this approach to treating age-related diseases is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We currently have only limited data, and no conclusive evidence in humans, that the accumulation of senescent cells and resulting exposure to SASP factors is the underlying cause of tissue damage and dysfunction associated with many age-related diseases. The indications we are currently pursuing, including osteoarthritis, or OA, of the knee, and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important in each disease or whether we can measure them. We have only just begun testing our senolytic molecules in humans and our current data is largely limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, there can be no assurances that even if we are able to develop senolytic medicines capable of eliminating senescent cells and their associated SASP, that such medicines would safely and effectively treat age-related diseases.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. Our first lead drug candidate, UBX0101, is currently being evaluated in a Phase 1 clinical study and we commenced IND-enabling studies with our other lead drug candidate, UBX1967 in the first quarter of 2019. UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials. For example, one of the properties of UBX1967 is a sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of these nonclinical studies will be longer than originally anticipated due to the pharmacokinetic profile, which will delay the filing of our IND until early 2020.

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

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-to-benefit profile of our lead drug candidates or any future drug candidates;

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical study process. Success in preclinical studies and early clinical studies does not ensure that later clinical studies will be successful. A number of companies in the biotechnology, and pharmaceutical industries have suffered significant setbacks in clinical studies, even after positive results in earlier preclinical studies or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of our preclinical animal studies or studies in ex vivo human tissues may not be predictive of the results of outcomes in human clinical studies. For example, our senolytic molecules may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Additionally, with respect to our initial clinical trials for our senolytic drug candidates. we may be unable to accurately predict whether or in what manner we will be able to measure the impact of a drug candidate on relevant SASP factors and disease biomarkers. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors or disease biomarkers will be most important in each disease or whether we can measure them. For example, in the initial phase, or Part A, of our Phase 1 clinical of UBX0101 in patients with OA of the knees, we sought to collect synovial fluid via simple aspiration; however, a number of patients had an insufficient amount of fluid for sampling. This led us to expand the study to include a second phase, or Part B, with an additional cohort of patients to provide an increased sample size for SASP and OA biomarkers assessment by allowing saline lavage in those patients who do not have adequate fluid to collect via simple aspiration.

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

Although we initiated our Phase 1 clinical study of UBX0101 in OA in the second quarter of 2018, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies under the IND for UBX0101, completing ongoing studies of our other drug candidates and initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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
•

If we are required to conduct additional clinical studies or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical studies of our drug candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive, or if there are safety concerns, we may:

•	incur unplanned costs;

•	be delayed in obtaining marketing approval for our drug candidates or fail to obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the treatment removed from the market after obtaining marketing approval.

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

If we experience termination or delays in the completion of any preclinical study or clinical study of our drug candidates, the commercial prospects of our drug candidates may be harmed, and our ability to generate revenues from any of these drug candidates will be delayed or unrealized. In addition, any delays in completing our clinical studies may increase our costs, slow down our drug candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. If one or more of our drug candidates or our senescence technology generally prove to be ineffective, unsafe or commercially unviable, our platform and pipeline would have significantly diminished value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to continue to create a pipeline of drug candidates or to develop commercially successful products. If we fail to successfully identify and develop additional drug candidates, our commercial opportunity may be limited.

We are committed to developing senolytic medicines that slow, halt or reverse age-related diseases and we are currently advancing multiple senolytic molecules to address a variety of age-related diseases, including musculoskeletal, ophthalmologic and pulmonary disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that the elimination of the accumulation of senescent cells and their accompanying SASP can treat a root cause of many diseases of aging, which may never be successfully validated in a human. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important or whether we can measure them.

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

In addition, we believe that many age-related diseases will require the development of senolytic medicines that can be administered systemically and that our ability to realize the full potential of extending human healthspan will require additional non-senescence based therapeutic approaches. As a result, we intend to continue to dedicate resources and effort to better understand fundamental aging mechanisms, such as loss of circulating youth factors and mitochondrial dysfunction and translate these insights into human medicines. However, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited and our non-senolytic programs are based on emerging science. We therefore cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

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

•

clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies,including any new drugs that may be approved for the indications we are investigating; and

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

Many of the third parties with whom we contract may also have relationships with other commercial entities, potentially including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If the third parties conducting our preclinical studies or our clinical studies do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical studies may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drug candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

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

As of March 31, 2019, we had 106 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

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

As of May 1, 2019, we own, co-own, or have an exclusive license or option in certain fields of use to more than 100 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 25 issued U.S. patents and allowed U.S. patent applications, 27 pending U.S. applications (including 5 provisional applications), 12 granted foreign patents and over 46 pending applications in foreign jurisdictions.

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

In addition to the protection afforded by patents, we rely on confidentiality agreements to protect confidential information and proprietary knowhow that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our drug candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. We may in the future rely on trade secret protection, which would be subject to the risks identified above with respect to confidential information.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we review our competitors’ products, and may in the future seek to enforce our patents or other rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product or service features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, such as (but not limited to) interferences, derivation proceedings, reexamination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions or other patent proceedings. We may need to initiate infringement claims or litigation.

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

Filing, prosecuting and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

•

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66.1% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post- change income or taxes may be limited. We may have experienced ownership changes prior to March 31, 2019, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards arising in tax years ending after December 31, 2017. For net operating loss carryforwards, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty- year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our results of operations.

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

Other than as reported in our current report on Form 8-K filed with the SEC on January 2, 2019, there were no sales of unregistered securities during the three months ended March 31, 2019. The sale and issuance of the 133,333 shares of our common stock pursuant to the license agreement with Ascentage Pharma Group Corp. Limited (“Ascentage”) was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and Ascentage represented to the Company that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

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

c) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

10.1#	Amended and Restated Non-Employee Director Compensation Program (effective as of March 14, 2019)				X

10.2†	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	10-K	3/6/2019	10.22
10.3	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	3/6/2019	10.23
31.1	Certification of Chief Executive Officer of Unity Biotechnology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Unity Biotechnology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Unity Biotechnology, Inc.

Date: May 8, 2019	By: /s/ Keith R. Leonard Jr. Keith R. Leonard Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)