Form 10-Q
period 2019-06-30
Unity Biotechnology, Inc.
filed 2019-08-07
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 43,203,111 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,113	$15,399
Short-term marketable securities	104,889	155,736
Prepaid expenses and other current assets	2,775	1,830
Tenant improvement receivable	10,650	—
Total current assets	141,427	172,965
Property and equipment, net	5,658	6,238
Long-term marketable securities	4,040	—
Restricted cash	1,446	550
Other long-term assets	1,639	1,622
Total assets	$154,210	$181,375
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$5,381	$4,847
Accrued compensation	2,741	3,791
Accrued and other current liabilities	4,840	4,990
Settlement liability	—	2,059
Contingent consideration liability	2,270	895
Total current liabilities	15,232	16,582
Deferred rent, net of current portion	11,921	2,467
Contingent consideration liability, net of current portion	—	1,588
Other non-current liabilities	7	45
Total liabilities	27,160	20,682
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 43,203,599 and 42,414,294 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	333,252	324,663
Related party promissory notes for purchase of common stock	(201)	(201)
Employee promissory notes for purchase of common stock	(400)	(400)
Accumulated other comprehensive loss	113	(95)
Accumulated deficit	(205,718)	(163,278)
Total stockholders’ equity	127,050	160,693
Total liabilities, convertible preferred stock, and stockholders’ equity	$154,210	$181,375

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$18,468	$15,198	$34,973	$28,223
General and administrative	4,970	3,842	9,447	7,299
Change in fair value of contingent consideration	1,032	1,758	(213)	1,758
Total operating expenses	24,470	20,798	44,207	37,280
Loss from operations	(24,470)	(20,798)	(44,207)	(37,280)
Interest income (expense), net	900	826	1,906	1,178
Other expense, net	(103)	(30)	(139)	(33)
Net loss	(23,673)	(20,002)	(42,440)	(36,135)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	94	61	208	27
Comprehensive loss	$(23,579)	$(19,941)	$(42,232)	$(36,108)
Net loss per share, basic and diluted	$(0.56)	$(0.76)	$(1.00)	$(2.41)
Weighted-average number of shares used in computing net loss per share, basic and diluted	42,442,886	26,298,666	42,311,040	15,003,493

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the Six Months Ended June 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	(Gain) Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	—	$—	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock upon exercise of stock options	—	—	340,731	—	300	—	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	207	—	—	—	—	207
Stock-based compensation	—	—	—	—	1,997	—	—	—	—	1,997
Common stock issued to third parties	—	—	133,334	—	2,059	—	—	—	—	2,059
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	—	—	(18,767)	(18,767)
Balances at March 31, 2019	—	$—	42,888,359	$4	$329,226	$(201)	$(400)	$19	$(182,045)	$146,603
Issuance of common stock upon exercise of stock options	—	—	147,832	—	494	—	—	—	—	494
Vesting of early exercised stock options	—	—	—	—	218	—	—	—	—	218
Stock-based compensation	—	—	—	—	1,944	—	—	—	—	1,944
Repurchased shares	—	—	(3,793)	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (“ESPP”)	—	—	51,201	—	405	—	—	—	—	405
Common stock issued to third party for a license	—	—	120,000	—	965	—	—	—	—	965
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	—	—	(23,673)	(23,673)
Balances at June 30, 2019	—	$—	43,203,599	$4	$333,252	$(201)	$(400)	$113	$(205,718)	$127,050

For the Six Months Ended June 30, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	(Gain) Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	28,159,724	$173,956	4,830,389	$1	$4,072	$(202)	$—	$(104)	$(86,880)	$(83,113)
Issuance of Series C convertible preferred stock at $15.3317 per share for cash, net of issuance costs of $100	3,590,573	54,950	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	400,587	—	31	—	—	—	—	31
Vesting of early exercised stock options	—	—	—	—	38	—	—	—	—	38
Stock-based compensation	—	—	—	—	1,370	—	—	—	—	1,370
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(34)	—	(34)
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(390)	—	—	—	(390)
Receipt of promissory note from employee for purchase of common stock	—	—	—	—	—	—	(400)	—	—	(400)
Net loss	—	—	—	—	—	—	—	—	(16,133)	(16,133)
Balances at March 31, 2018	31,750,297	$228,906	5,230,976	$1	$5,511	$(592)	$(400)	$(138)	$(103,013)	$(98,631)
Issuance of Series C convertible preferred stock at $5.1972 per share for cash, net of issuance costs of $19	322,852	4,931	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(32,073,149)	(233,837)	32,073,149	2	233,837	—	—	—	—	233,839
Issuance of common stock upon exercise of stock options	—	—	10,613	—	5	—	—	—	—	5
Vesting of early exercised stock options	—	—	—	—	213	—	—	—	—	213
Stock-based compensation	—	—	—	—	2,838	—	—	—	—	2,838
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	61	—	61
Issuance of common stock at initial public offering, net of offering costs	—	—	5,000,000	1	75,851	—	—	—	—	75,852
Repayment of promissory note from related party from purchase of common stock	—	—	—	—	504	391	—	—	—	895
Net loss	—	—	—	—	—	—	—	—	(20,002)	(20,002)
Balances at June 30, 2018	—	$—	42,314,738	$4	$318,759	$(201)	$(400)	$(77)	$(123,015)	$195,070

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(42,440)	$(36,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,280	1,023
Amortization of premium and discounts on marketable securities	(766)	(203)
Stock-based compensation	3,941	4,208
Common stock issued to third party for a license	965	—
Accretion of tenant improvement allowance	(470)	(305)
Change in fair value of contingent consideration for license agreements	(213)	1,758
Changes in operating assets and liabilities:
Contribution receivable	—	1,382
Prepaid expenses and other current assets	(766)	(662)
Other long-term assets	(17)	(1,099)
Accounts payable	391	(633)
Accrued compensation	(1,050)	(240)
Accrued liabilities and other current liabilities	(1,031)	970
Deferred rent, net of current portion	279	4
Net cash used in operating activities	(39,897)	(29,932)
Investing activities
Purchase of marketable securities	(50,699)	(137,803)
Maturities of marketable securities	98,480	58,484
Purchase of property and equipment	(437)	(526)
Net cash provided by investing activities	47,344	(79,845)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,899
Proceeds from issuance of common stock under equity incentive plans, net of repurchases	1,199	33
Proceeds from initial public offering, net of issuance costs	—	79,050
Payments of deferred offering costs	—	(3,199)
Proceeds from repayment of recourse notes	—	895
Payments made on capital lease obligations	(36)	(34)
Net cash provided by financing activities	1,163	136,644
Net increase in cash, cash equivalents and restricted cash	8,610	26,867
Cash, cash equivalents and restricted cash at beginning of the period	15,949	7,848
Cash, cash equivalents and restricted cash at end of the period	$24,559	$34,715
Supplemental Disclosures of Non-Cash Investing and Financing Information
Lessor funded lease incentives included in tenant improvement receivable	$10,650	$—
Property and equipment included in accounts payable	$47	$138
Receipt of promissory note from related party for purchase of common stock	$—	$390
Receipt of promissory note from employees for purchase of common stock	$—	$400

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $205.7 million and $163.3 million as of June 30, 2019 and December 31, 2018, respectively. The Company had net losses of $42.4 million and $36.1 million for the six months ended June 30, 2019 and 2018, respectively, and net cash used in operating activities of $39.9 million and $29.9 million for the six months ended June 30, 2019 and 2018, respectively. To date, none of the Company’s drug candidates have been approved for sale. The Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has historically financed its operations primarily through the issuance and sale of convertible preferred stock and convertible promissory notes. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Contingent Consideration Liability

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements also include contingent consideration in the form of additional issuances of the Company’s common stock based on the achievement of certain milestones. For asset acquisitions, the Company assesses on a continuous basis whether such contingent consideration meets the definition of a derivative and can or cannot be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expire. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification criteria, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity. As of June 30, 2019, the Company has recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met.

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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$23,113	$15,399
Restricted cash	1,446	550
Total cash, cash equivalents and restricted cash	$24,559	$15,949

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of June 30, 2019, the Company had no off-balance sheet concentrations of credit risk.

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

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company adopted the amendments during the first quarter of fiscal year 2019, and as a result, disclosed in its statements of stockholders’ equity the quarterly activity of each caption of stockholders’ equity for the six months ended June 30, 2019 and 2018. The adoption of the amendments did not have a material impact on the Company’s condensed financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or Topic 326, Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments.  ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and related amendments which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this standard on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company also expects to adopt certain practical expedients provided by Topic 842. Management is in the process of inventorying and scoping the Company’s population of leased assets in order to assess the impact of Topic 842. Topic 842 is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its balance sheet related to these leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed financial statement disclosures.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$17,873	$17,873	$—	$—
Receivable from maturity of U.S. treasury security	4,250	4,250	—	—
Total cash equivalents	22,123	22,123	—	—
Short-term marketable securities:
U.S. treasuries	7,494	—	7,494	—
U.S. and foreign commercial paper	11,935	—	11,935	—
U.S. and foreign corporate debt securities	19,646	—	19,646	—
U.S. government debt securities	65,814	—	65,814	—
Total short-term marketable securities	104,889	—	104,889	—
Long-term marketable securities:
U.S. government debt securities	4,040	—	4,040	—
Total long-term marketable securities	4,040	—	4,040	—
Total assets subject to fair value measurements on a recurring basis	$131,052	$22,123	$108,929	$—
Liabilities:
Contingent consideration liability	$2,270	$—	$—	$2,270
Total liabilities subject to fair value measurements on a recurring basis	$2,270	$—	$—	$2,270

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,131	$14,131	$—	$—
Total cash equivalents	14,131	14,131	—	—
Short-term marketable securities:
U.S. treasuries	34,121	—	34,121	—
U.S. and foreign commercial paper	10,635	—	10,635	—
U.S. and foreign corporate debt securities	26,533	—	26,533	—
Asset-backed securities	2,748	—	2,748	—
U.S. government debt securities	81,699	—	81,699	—
Total short-term marketable securities	155,736	—	155,736	—
Total assets subject to fair value measurements on a recurring basis	$169,867	$14,131	$155,736	$—
Liabilities:
Contingent consideration liability	$2,483	$—	$—	$2,483
Total liabilities subject to fair value measurements on a recurring basis	$2,483	$—	$—	$2,483

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

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to three agreements with a privately held clinical-stage biopharmaceutical company (see Note 5). As of June 30, 2019, these Commercial Agreements included contingent consideration of up to an aggregate of 533,336 additional shares of common stock to be issued in specified portions to the Licensor and an academic institution from which the Licensor had previously in-licensed the underlying technology based on achievement of certain specified preclinical and clinical development and sales milestone events. The probability of achieving the defined milestone events under the Commercial Agreements is estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. Total contingent consideration may change significantly as preclinical and clinical development related to the compounds covered by the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of and timing for successful achievement of the related milestone events.  For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $6.1 million (using the Company’s stock price as of June 30, 2019). As of June 30, 2019, and December 31, 2018, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

As of December 31, 2018, the Company determined that the net settlement criteria of the definition of a derivative had been met for 133,334 shares of common stock to the third parties. The Company issued 106,667 of these shares to the Licensor in January 2019 and the remaining 26,667 shares to the academic institution in March 2019. The settlement liability of $2.0 million recorded at December 31, 2018 was reclassified into stockholders’ equity upon the issuance of these shares. The Company recorded a contingent consideration liability of $2.3 million at June 30, 2019 related to additional potential shares subject to the achievement of certain specified clinical development and sales milestone events under the agreements. The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(213)
Balance at June 30, 2019	$2,270

There were no transfers between the hierarchies during the six months ended June 30, 2019 and the year ended December 31, 2018.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$17,873	$—	$—	$17,873
Short-term marketable securities:
U.S. and foreign commercial paper	11,921	14	—	11,935
U.S. and foreign corporate debt securities	19,621	25	—	19,646
U.S. government debt securities	65,743	72	(1)	65,814
U.S. treasuries	7,493	1	—	7,494
Total short-term marketable securities	104,778	112	(1)	104,889
Long-term marketable securities:
U.S. government debt securities	4,038	3	(1)	4,040
Total long-term marketable securities	4,038	3	(1)	4,040
Total marketable securities	$126,689	$115	$(2)	$126,802

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,131	$—	$—	$14,131
Short-term marketable securities:
U.S. and foreign commercial paper	10,638	—	(3)	10,635
U.S. and foreign corporate debt securities	26,552	2	(21)	26,533
Asset-backed securities	2,750	—	(2)	2,748
U.S. government debt securities	81,755	1	(57)	81,699
U.S. treasuries	34,136	1	(16)	34,121
Total short-term marketable securities	155,831	4	(99)	155,736
Total marketable securities	$169,962	$4	$(99)	$169,867

At June 30, 2019, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2019 and December 31, 2018.

5. License Agreements

License and Compound Library and Option Agreement

The Company is a party to three agreements with a privately held clinical-stage biopharmaceutical company (the “Licensor”): (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology, (b) an initial license agreement executed in February 2016 granting the Company rights to an initial licensed compound, and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (collectively, the “Commercial Agreements”). As of June 30, 2019, as part of these agreements, the Company has issued 640,002 shares of common stock to the Licensor and 160,000 shares of common stock to an academic institution from whom the Licensor had previously licensed the technology.

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

In December 2018, the Company elected to advance a second compound into formal preclinical development which gave rise to an obligation under the compound library and option agreement to issue an additional 133,334 shares of common stock to the Licensor and the academic institution. These shares were issued to the Licensor in January 2019 and the academic institution in March 2019. In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones events, the Company recorded a contingent consideration liability of $2.3 million at June 30, 2019 and $2.5 million at December 31, 2018. The $2.3 million contingent consideration liability was recorded as a current liability based on the latest estimates for milestone achievements. To date, no royalties were due from the sales of licensed products.

The Company agreed to provide funding to the Licensor for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

Under the consolidation guidance, the Company determined that the Licensor is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of this entity and as such the Company is not the primary beneficiary and consolidation is not required. As of June 30, 2019 and December 31, 2018, the Company has not provided financial, or other, support to the Licensor that was not contractually required.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how.  In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF.  In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified events and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of June 30, 2019. The upfront issuance of 120,000 shares of the Company’s common stock, which was recorded as additional paid-in capital, was valued at $1.0 million for the three months ended June 30, 2019.

The Company has entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at June 30, 2019 or December 31, 2018. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Commitments and Contingencies

Operating Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019. The lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional eight years at the then market rental rates as determined pursuant to the lease agreement.  The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement.  The Company will also be responsible for the operating expenses and tax expenses allocated to the building, and the operating expenses and tax expenses attributable to the common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of up to $7.8 million and will finance up to $2.9 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  The value of this tenant improvement allowance of $10.7 million was recorded as deferred rent and tenant improvement receivable on the balance sheet at June 30, 2019. It will be reclassified to leasehold improvements within property and equipment when realized, and depreciated over the remaining lease term.   In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord.

The Company has a non-cancelable operating lease consisting of administrative and research and development office space for its current Brisbane, California headquarters that expires in October 2022.

Future minimum lease payments under the Company’s non-cancellable operating leases at June 30, 2019 were as follows (in thousands):

Amount
2019 (from July to December)	1,014
2020	5,373
2021	6,230
2022	5,859
2023 and later	33,658
Total future minimum lease payments	$52,134

Rent expense for the six months ended June 30, 2019 and 2018 was $1.5 million and $0.9 million, respectively.

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

8. Equity Financing

On June 3, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million. During the three months ended June 30, 2019, the Company received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

On June 3, 2019, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.

The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the “at-the-market”  equity offering program. The SEC declared the Shelf Registration Statement effective on June 6, 2019.

9. Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan and 2018 Incentive Award Plan for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2018	5,500,531	$6.75
Granted	2,104,522	$9.03
Exercised	(488,563)	$1.63
Canceled	(234,391)	$8.49
Balances at June 30, 2019	6,882,099	$7.75

Stock Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, as well as expense related to the Company’s 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$932	$1,969	$1,927	$2,943
General and administrative	1,013	869	2,015	1,265
Total	$1,944	$2,838	$3,941	$4,208

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(23,673)	$(20,002)	$(42,440)	$(36,135)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	42,442,886	26,298,666	42,311,040	15,003,493
Net loss per share—basic and diluted	$(0.56)	$(0.76)	$(1.00)	$(2.41)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2019	2018
Options to purchase common stock	7,051,590	5,545,004
Early exercised common stock subject to future vesting	478,288	938,545
Restricted stock accounted for as options	—	359,229
Warrants to purchase common stock	—	850,686
Shares subject to ESPP	52,047	—
Total	7,581,925	7,693,464

Up to 640,218 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

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

Overview

We are a biotechnology company engaged in researching and developing therapeutics to extend healthspan by slowing, halting or reversing diseases of aging.  Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as musculoskeletal, ophthalmologic and pulmonary diseases.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $42.4 million and $36.1 million for the six months ended June 30, 2019 and 2018, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of June 30, 2019, we had an accumulated deficit of $205.7 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

The Company entered into a lease agreement in February 2019 for new office and laboratory space in South San Francisco, CA. The lease agreement, which has an initial term of 10 years, commenced in May 2019, Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of up to $7.8 million and will finance up to $2.9 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  The value of this tenant improvement allowance of $10.7 million was recorded as deferred rent and tenant improvement receivable on the balance sheet at June 30, 2019.

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

On June 3, 2019, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an at-the-market equity offering program under which Cowen will act as sales agent.  During the three months ended June 30, 2019, we received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

In June 2019, we announced top-line results from our Phase 1 clinical study of UBX0101, our lead product candidate, in patients with moderate-to-severe osteoarthritis, or OA, of the knee. In the study, UBX0101 was well-tolerated and demonstrated improvement in several clinical measures, including pain and function. In addition, modulation of certain Senescence Associated Secretory Phenotype, or SASP, factors and disease-related biomarkers was observed after a single dose of UBX0101. We expect to present additional data from our Phase 1 clinical study of UBX0101 at an upcoming scientific meeting.

During the second quarter of 2019, we also advanced an additional senolytic molecule, UBX1325, into IND-enabling studies for ophthalmologic disease. UBX1325 is a Bcl inhibitor with a pharmacokinetic profile that is distinct from UBX1967.

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

Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration meets the definition of a derivative, until such time that the contingency is met or expires. As of June 30, 2019, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. The contingent consideration expense is driven by the change in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the six months ended June 30, 2019 and 2018.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Summary of Operations Data:
Operating expenses:
Research and development	$18,468	$15,198	$3,270	$34,973	$28,223	$6,750
General and administrative	4,970	3,842	1,128	9,447	7,299	2,148
Change in fair value of contingent consideration	1,032	1,758	(726)	(213)	1,758	(1,971)
Total operating expenses	24,470	20,798	3,672	44,207	37,280	6,927
Loss from operations	(24,470)	(20,798)	3,672	(44,207)	(37,280)	6,927
Interest income (expense), net	900	826	74	1,906	1,178	728
Other expense, net	(103)	(30)	73	(139)	(33)	106
Net loss	$(23,673)	$(20,002)	$3,671	$(42,440)	$(36,135)	$6,305

Research and Development

Research and development expenses increased by $3.3 million, to $18.5 million for the three months ended June 30, 2019 from $15.2 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase of $3.1 million for IND-enabling costs associated with our ophthalmology pipeline and $0.5 million for facilities-related costs, partially offset by $0.4 million decrease in consultant expenses and $0.2 million decrease in personnel-related costs.

Research and development expenses increased by $6.8 million, to $35.0 million for the six months ended June 30, 2019 from $28.2 million for the six months ended June 30, 2018. The increase was primarily due to increases of $1.1 million for personnel-related expenses, $5.6 million for direct research and development activities and $0.6 million for facilities-related costs, offset by a decrease of $0.6 million in consultant expenses.

General and Administrative

General and administrative expenses increased by $1.1 million, to $5.0 million for the three months ended June 30, 2019 from $3.8 million for the three months ended June 30, 2018. The increase was primarily due to increases of $0.7 million for personnel-related expenses, $0.2 million for insurance expense, and $0.2 million for professional services.

General and administrative expenses increased by $2.1 million, to $9.4 million for the six months ended June 30, 2019 from $7.3 million for the six months ended June 30, 2018. The increase was primarily due to increases of $1.8 million for personnel related expenses, of which $0.8 million was related to non-cash stock-based compensation, and $0.3 million for insurance expense.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $0.7 million for the three months ended June 30, 2019, and $2.0 million for the six months ended June 30, 2019. The change in contingent consideration expense was due to a change in the estimated fair value of the liability under our license agreements. The fair value is determined using a probability-weighted valuation approach model which considers our stock price and the probability and timing of the achievement of certain milestones at the balance sheet date.

Interest Income

Our interest income was $0.9 million for the three months ended June 30, 2019, as compared to $0.8 million for the three months ended June 30, 2018, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Our interest income was $1.9 million for the six months ended June 30, 2019, as compared to $1.2 million for the six months ended June 30, 2018, as we invested our cash and proceeds from our Series C financing and IPO in marketable securities.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of June 30, 2019, we had an accumulated deficit of $205.7 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

Prior to our IPO in May 2018, we financed our operations primarily through issuance and sale of convertible preferred stock and convertible promissory notes and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In March 2018, we sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for proceeds of $54.9 million. In April 2018, we sold 322,852 shares of Series C convertible preferred stock at $15.3317 per share for additional proceeds of $5.0 million.  In May 2018, we consummated our initial public offering and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. On June 3, 2019, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. On June 3, 2019, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the “at-the-market” equity offering program. The SEC declared the Shelf Registration Statement effective on June 6, 2019. During the three months ended June 30, 2019, we received no proceeds from the sale of shares of common stock pursuant to the Sales Agreement.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $205.7 million through June 30, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into 2021, including through clinical data readout from our planned Phase 2 clinical study of UBX0101 and data readouts from additional Phase 1 clinical studies of our lead program for ophthalmologic diseases.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967, UBX1325 or any other drug candidates, and conducting preclinical studies and clinical trials, including our Phase 1 clinical study of UBX0101, which was completed in the second quarter of 2019 and our Phase 2 clinical study of UBX0101, which we plan to start in the fourth quarter of 2019;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(39,897)	$(29,932)
Cash provided by (used in) investing activities	47,344	(79,845)
Cash provided by financing activities	1,163	136,644
Net increase in cash and restricted cash	$8,610	$26,867

Operating Activities

Cash used in operating activities of $39.9 million for the six months ended June 30, 2019 consisted primarily of a net loss of $42.4 million adjusted for net non-cash charges of $4.7 million and partially offset by a decrease of $2.2 million in net operating assets and liabilities. Our non-cash charges consisted primarily of $3.9 million in stock-based compensation, $1.3 million in depreciation and amortization, and $1.0 million in common stock granted to a third party, offset by $0.8 million in amortization of premium and discounts on marketable securities, $0.5 million in accretion of our tenant improvement allowance, and $0.2 million change in fair value of contingent consideration liability associated with our two license agreements and our compound library and option agreement. The net change in our operating assets and liabilities consisted primarily of decreases of $1.0 million in accrued compensation and $1.0 million in accrued liabilities and other current liabilities, and an increase of $0.8 million in prepaid expenses and other current assets, offset by increases of $0.4 million in accounts payable and $0.3 million in deferred rent, net of current portion.

Cash used in operating activities of $29.9 million for the six months ended June 30, 2018 consisted primarily of a net loss of $36.1 million, offset by net non-cash charges of $6.5 million and partially offset by a decrease of $0.3 million in net operating assets and liabilities. Our non-cash charges consisted primarily of $4.2 million in stock-based compensation, a $1.8 million charge recorded for contingent consideration liability associated with a license agreement and a compound library and option agreement and $1.0 million in depreciation and amortization, partially offset by a $0.3 million accretion of our tenant improvement allowance. The net change in our operating assets and liabilities consisted of an increase of $1.0 million in accrued liabilities and other current liabilities, an increase of $1.1 million in other long-term assets and an increase of $0.7 million in prepaid expenses and other current assets. The increases were partially offset by a decrease of $1.4 million in contribution receivable and a decrease of $0.6 million in accounts payable.

Investing Activities

Cash provided by investing activities of $47.3 million for the six months ended June 30, 2019 was related to maturities of marketable securities of $98.5 million which were partially offset by purchases of marketable securities of $50.7 million and purchases of property and equipment of $0.4 million.

Cash used in investing activities of $79.8 million for the six months ended June 30, 2018 was related to purchases of marketable securities of $137.8 million and purchases of property and equipment of $0.5 million, which were partially offset by maturities of marketable securities of $58.5 million.

Financing Activities

Cash provided by financing activities of $1.2 million for the six months ended June 30, 2019 was primarily related to proceeds from issuance of common stock upon exercise of stock options, net of repurchases.

Cash provided by financing activities of $136.6 million for the six months ended June 30, 2018 was primarily related to net proceeds from the sale of our common stock in our IPO of $75.9 million, net proceeds from issuance of Series C convertible preferred stock of $59.9 million, and proceeds from repayment of recourse notes of $0.9 million.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as provided in Note 2 to our Financial Statements “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $132.0 million as of June 30, 2019, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2019.

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of June 30, 2019 and December 31, 2018 and the notes accompanying those financial statements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 clinical study of UBX0101, a potent senolytic small molecule inhibitor of the MDM2/p53 interaction, in patients with osteoarthritis, or OA, of the knee and announced initial results in the second quarter of 2019. We plan to initiate a Phase 2 clinical study of UBX0101 in OA patients in the fourth quarter of 2019 and submit an Investigational New Drug, or IND, application for ophthalmologic disease in early 2020. We have not yet submitted an IND, application or initiated a clinical study for any other drug candidates.

We have had significant operating losses since our inception. Our net loss for the six months ended June 30, 2019 and 2018 was approximately $42.4 million and $36.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $205.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of

June 30, 2019, we had capital resources consisting of cash, cash equivalents, and marketable securities of $132.0 million. In March and April 2018, we sold and issued an aggregate of 3,913,425 shares of our Series C convertible preferred stock at $15.3317 per share for net cash proceeds to us of approximately $59.9 million. In May 2018, we completed our initial public offering, or IPO, and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101, UBX1967 and UBX1325, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing UBX0101, UBX1967, UBX1325 or any other drug candidates, and conducting;

•	preclinical studies and clinical studies, including the Phase 2 clinical study of UBX0101 that we plan to initiate in the fourth quarter of 2019;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our lead drug candidates or any future drug candidates;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our lead drug candidates or any future drug candidates and any products we successfully commercialize;

•	the cost of building a sales force in anticipation of product commercialization;

•	the cost of commercialization activities if our lead drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

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

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we completed a Phase 1 clinical study of UBX0101 in patients with OA of the knee in the second quarter of 2019 and we plan to initiate a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019. In addition, we plan to submit an IND application for UBX1967 for ophthalmologic disease in early 2020 that, if accepted, would enable us to pursue multiple indications in age-related eye diseases. Finally, during the second quarter of 2019, we also advanced an additional senolytic molecule, UBX1325, into IND-enabling studies to pursue age-related eye diseases.

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

We are developing a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating accumulated senescent cells and their associated Senescence Associated Secretory Phenotype, or SASP, when administered locally. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional other age-related diseases such as kidney disease, liver disease, and neurodegenerative disease. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, this approach to treating age-related diseases is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We currently have only limited data, and no conclusive evidence in humans, that the accumulation of senescent cells and resulting exposure to SASP factors is the underlying cause of tissue damage and dysfunction associated with many age-related diseases. The indications we are currently pursuing, including osteoarthritis, or OA, of the knee, and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important in each disease or whether we can measure them. For example, our Phase 1 OA study was designed to measure up to 24 SASP factors and disease biomarkers believed to be relevant to human OA.  Of these 24 candidate factors and markers, 19 met the criteria set forth in the methodology we established to enable meaningful measurement and analysis.  Of these 19 SASP factors and disease biomarkers, nine increased or decreased in a manner consistent with a mechanism involving disease mediation, two were not consistent with such a mechanism, and changes in the remaining eight were not reliably different from placebo. We have only just begun testing our senolytic molecules in humans and our current data is largely limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, there can be no assurances that even if we are able to develop senolytic medicines capable of eliminating senescent cells and thereby modulating their associated SASP factors, that such medicines would safely and effectively treat age-related diseases.

Further, while cellular senescence is a natural occurring biological process, the administration of senolytic medicines to eliminate accumulated senescent cells and modulating their associated SASP in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. For example, certain of our attempts to replicate early in vivo findings in different animal models have proven to be challenging, for example with respect to our efforts to mimic a disease like OA, which develops over a long period of time in humans. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We completed a Phase 1 clinical study of our first lead drug candidate, UBX0101, in the second quarter of 2019 and plan to initiate a Phase 2 clinical study of UBX0101 in the fourth quarter of 2019. We commenced IND-enabling studies with our other lead drug candidate, UBX1967 in the first quarter of 2019 in ophthalmologic diseases. During the second quarter of 2019, we also advanced an additional senolytic molecule, UBX1325, into IND-enabling studies in ophthalmologic diseases. UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials. For example, one of the properties of UBX1967 is a sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of these nonclinical studies will be longer than originally anticipated due to the pharmacokinetic profile, which delayed the filing of our IND until early 2020 during which time we will continue to pursue preclinical studies of UBX1325 in parallel.

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

To gain approval to market our drug candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of the drug candidate for the intended indication applied for in the applicable regulatory filing. For our senolytic medicines, we must also demonstrate that eliminating senescent cells and modulating the associated SASP factors will lead to the improvement of well-defined and measurable endpoints.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our drug candidates is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical studies;

•	our inability to demonstrate that the clinical and other benefits of any of our drug candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the formulation, labeling or specifications of UBX0101, UBX1967, UBX1325 or any of our future drug candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical study process. Success in preclinical studies and early clinical studies does not ensure that later clinical studies will be successful. A number of companies in the biotechnology, and pharmaceutical industries have suffered significant setbacks in clinical studies, even after positive results in earlier preclinical studies or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of our preclinical animal studies or studies in ex vivo human tissues may not be predictive of the results of outcomes in human clinical studies. For example, our senolytic molecules may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Additionally, with respect to our initial clinical trials for our senolytic drug candidates. we may be unable to accurately predict whether or in what manner we will be able to measure the impact of a drug candidate on relevant SASP factors and disease biomarkers. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors or disease biomarkers will be most important in each disease or whether we can measure them. For example, in the initial phase, or Part A, of our Phase 1 clinical of UBX0101 in patients with OA of the knees, we sought to collect synovial fluid via simple aspiration; however, a number of patients had an insufficient amount of fluid for sampling. This led us to expand the study to include a second phase, or Part B, with an additional cohort of patients to provide an increased sample size for SASP and OA biomarkers assessment by allowing saline lavage in those patients who do not have adequate fluid to collect via simple aspiration. For example, our Phase 1 OA study was designed to measure up to 24 SASP factors and disease biomarkers believed to be relevant to human OA.  Of these 24 candidate factors and markers, 19 met the criteria set forth in the methodology we established to enable meaningful measurement and analysis.  Of these 19 SASP factors and disease biomarkers, nine increased or decreased in a manner consistent with a mechanism involving disease mediation, two were not consistent with such a mechanism, and changes in the remaining eight were not reliably different from placebo.

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

Although we completed our Phase 1 clinical study of UBX0101 in OA in the second quarter of 2019 and anticipate initiating a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019, we may experience delays in obtaining the FDA’s authorization to initiate such further clinical studies under the IND for UBX0101, completing ongoing studies of our other drug candidates and initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

We are committed to developing senolytic medicines that slow, halt or reverse age-related diseases and we are currently advancing multiple senolytic molecules to address a variety of age-related diseases, including musculoskeletal, ophthalmologic and pulmonary disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that the elimination of the accumulation of senescent cells and modulation of their accompanying SASP can treat a root cause of many diseases of aging, which may never be successfully validated in a human. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important or whether we can measure them.

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

In addition, we believe that many age-related diseases will require the development of senolytic medicines that can be administered systemically and that our ability to realize the full potential of extending human healthspan will require additional non-senescence based therapeutic approaches. As a result, we intend to continue to dedicate resources and effort to better understand fundamental aging mechanisms, such as loss of circulating youth factors and mitochondrial dysfunction and translate these insights into human medicines. However, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited and our non-senolytic programs are based on emerging science. We therefore cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunities may be limited.

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

Further, the administration of senolytic medicines designed to eliminate senescent cells and thereby modulate their associated SASP may result in unforeseen events, including by harming healthy tissues. As a result, it is possible that safety concerns could negatively affect patient enrollment among the patient populations that we intend to treat, including among those in indications with a low risk of mortality. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical studies, which could prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than in our Phase 1 clinical study of UBX0101, which was completed in the second quarter of 2019, senolytic medicines designed to eliminate senescent cells and associated SASP have never been tested in humans. As a result, even though UBX0101 was generally well tolerated up to the maximum administered dose of 4.0 mg in Parts A and B of the study, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells, however the elimination of accumulated senescent cells may result in unforeseen events, including by harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

In addition, even if we successfully advance any of our drug candidates into and through clinical studies, such trials will likely only include a limited number of subjects and limited duration of exposure to our drug candidates. As a result, we cannot be assured that adverse effects of our drug candidates will not be uncovered when a significantly larger number of patients are exposed to the drug candidate. Further, clinical studies may not be sufficient to determine the effect and safety consequences of taking our drug candidates over a multi-year period. For example, even though in Parts A and B of our study of UBX0101 there were no serious adverse events and no patient discontinued because of an adverse event, there can be no assurance that it will demonstrate a similarly favorable safety profile in subsequent clinical trials.

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

We rely on third-party suppliers to manufacture preclinical and clinical supplies of our drug candidates and we intend to continue to rely on third parties to produce such preclinical and clinical supplies as well as commercial supplies of any approved product. The loss of these suppliers, or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

We currently intend to supply all of our drug candidates in all territories for our clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing, and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates progress through the clinical trial process.

We do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers. Further, we have not yet engaged any manufacturers for the commercial supply of our drug candidates. Although we intend to enter into such agreements prior to commercial launch of any of our drug candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. We generally do not begin a preclinical study and we do not intend to initiate any clinical studies unless we believe we have access to a sufficient supply of a drug candidate to complete such study or trial. In addition, any significant delay in, or quality control problems with respect to, the supply of a drug candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our preclinical studies or future clinical studies, product testing and potential regulatory approval of our drug candidates.

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

We are currently conducting and will continue to conduct preclinical trials and contract with third-party manufacturers in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business.

We have conducted in the past and are currently conducting preclinical trials in the United States, Canada and China and contract with third-party suppliers in the United States, China and Denmark. Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks.  In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are aware of other companies seeking to develop treatments to prevent or treat aging-related diseases through various biological pathways, including Calico and resTORbio. Within our three leading senolytic programs, our drug candidates would compete against current therapies from a wide range of companies and technologies, including:

•

Musculoskeletal diseases, including OA: current standard of care treatments (though not disease-modifying and focused on symptom management) include anti-inflammatory drugs (Ibuprofen, Diclofenac, Celecoxib), analgesic pain relief (Acetaminophen), or narcotic pain relief (Tramadol).

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

As of June 30, 2019, we had 103 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical studies or regulatory approvals could be suspended, which could have a material adverse effect on our business, results of operations and financial condition.

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

As of August 1, 2019, we own, co-own, or have an exclusive license or option in certain fields of use to more than 110 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 27 issued U.S. patents and allowed U.S. patent applications and 13 granted and allowed foreign patents and applications.

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

Patent reform legislation in the U.S. could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-

file provisions, only became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business and financial condition.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent.  As of June 30, 2019, we had not sold any shares of common stock under the Sales Agreement.  If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65.6% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of approximately 12 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post- change income or taxes may be limited. We may have experienced ownership changes prior to June 30, 2019, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards arising in tax years ending after December 31, 2017. For net operating loss carryforwards, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty- year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our results of operations.

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

There were no sales of unregistered securities during the six months ended June 30, 2019. On June 17, 2019, we issued 120,000 shares of our common stock to a nominee of The Regents of the University of California (“UC Regents”) pursuant to a license agreement we entered into with UC Regents on behalf its San Francisco campus, on May 23, 2019.  The issuance of such shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and UC Regents represented to the Company that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

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

c) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

10.1	Sales Agreement dated June 3, 2019 by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	S-3	6/3/2019	1.2

10.2#	Amended and Restated Non-Employee Director Compensation Program (effective as of June 13, 2019)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

1001.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Unity Biotechnology, Inc.

Date: August 7, 2019	By: /s/ Keith R. Leonard Jr. Keith R. Leonard Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)