Form 10-Q
period 2019-09-30
Unity Biotechnology, Inc.
filed 2019-11-06
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 45,941,750 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,768	$15,399
Short-term marketable securities	76,206	155,736
Prepaid expenses and other current assets	2,249	1,830
Tenant improvement receivable	10,650	—
Total current assets	125,873	172,965
Property and equipment, net	5,359	6,238
Long-term marketable securities	7,353	—
Restricted cash	1,446	550
Other long-term assets	1,647	1,622
Total assets	$141,678	$181,375
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$4,578	$4,847
Accrued compensation	3,672	3,791
Accrued and other current liabilities	4,912	4,990
Settlement liability	—	2,059
Contingent consideration liability	1,156	895
Total current liabilities	14,318	16,582
Deferred rent, net of current portion	12,643	2,467
Contingent consideration liability, net of current portion	—	1,588
Other non-current liabilities	—	45
Total liabilities	26,961	20,682
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 44,088,338 and 42,414,294 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	342,647	324,663
Related party promissory notes for purchase of common stock	(201)	(201)
Employee promissory notes for purchase of common stock	(400)	(400)
Accumulated other comprehensive loss	95	(95)
Accumulated deficit	(227,428)	(163,278)
Total stockholders’ equity	114,717	160,693
Total liabilities, convertible preferred stock, and stockholders’ equity	$141,678	$181,375

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$17,777	$14,353	$52,750	$42,577
General and administrative	5,692	4,389	15,139	11,688
Change in fair value of contingent consideration	(1,115)	635	(1,327)	2,393
Total operating expenses	22,354	19,377	66,562	56,658
Loss from operations	(22,354)	(19,377)	(66,562)	(56,658)
Interest income, net	756	1,068	2,663	2,246
Other expense, net	(112)	(37)	(251)	(70)
Net loss	(21,710)	(18,346)	(64,150)	(54,482)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	(18)	(42)	190	(15)
Comprehensive loss	$(21,728)	$(18,388)	$(63,960)	$(54,497)
Net loss per share, basic and diluted	$(0.51)	$(0.45)	$(1.51)	$(2.29)
Weighted-average number of shares used in computing net loss per share, basic and diluted	42,965,945	41,057,861	42,584,835	23,762,450

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	(Gain) Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	—	$—	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock upon exercise of stock options	—	—	340,731	—	300	—	—	—	—	300
Vesting of early exercised stock options	—	—	—	—	207	—	—	—	—	207
Stock-based compensation	—	—	—	—	1,997	—	—	—	—	1,997
Common stock issued to third parties	—	—	133,334	—	2,059	—	—	—	—	2,059
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	—	—	(18,767)	(18,767)
Balances at March 31, 2019	—	$—	42,888,359	$4	$329,226	$(201)	$(400)	$19	$(182,045)	$146,603
Issuance of common stock upon exercise of stock options	—	—	147,832	—	494	—	—	—	—	494
Vesting of early exercised stock options	—	—	—	—	218	—	—	—	—	218
Stock-based compensation	—	—	—	—	1,944	—	—	—	—	1,944
Repurchased shares	—	—	(3,793)	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (“ESPP”)	—	—	51,201	—	405	—	—	—	—	405
Common stock issued to third party for a license	—	—	120,000	—	965	—	—	—	—	965
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	—	—	(23,673)	(23,673)
Balances at June 30, 2019	—	$—	43,203,599	$4	$333,252	$(201)	$(400)	$113	$(205,718)	$127,050
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	—	—	874,643	—	5,398	—	—	—	—	5,398
Issuance of common stock upon exercise of stock options	—	—	10,584	—	25	—	—	—	—	25
Vesting of early exercised stock options	—	—	—	—	149	—	—	—	—	149
Stock-based compensation	—	—	—	—	3,823	—	—	—	—	3,823
Repurchased shares	—	—	(488)	—	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	(21,710)	(21,710)
Balances at September 30, 2019	—	$—	44,088,338	$4	$342,647	$(201)	$(400)	$95	$(227,428)	$114,717

For the Nine Months Ended September 30, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	(Gain) Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	28,159,724	$173,956	4,830,389	$1	$4,072	$(202)	$—	$(104)	$(86,880)	$(83,113)
Issuance of Series C convertible preferred stock at $15.3317 per share for cash, net of issuance costs of $100	3,590,573	54,950	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	400,587	—	31	—	—	—	—	31
Vesting of early exercised stock options	—	—	—	—	38	—	—	—	—	38
Stock-based compensation	—	—	—	—	1,370	—	—	—	—	1,370
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(34)	—	(34)
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(390)	—	—	—	(390)
Receipt of promissory note from employee for purchase of common stock	—	—	—	—	—	—	(400)	—	—	(400)
Net loss	—	—	—	—	—	—	—	—	(16,133)	(16,133)
Balances at March 31, 2018	31,750,297	$228,906	5,230,976	$1	$5,511	$(592)	$(400)	$(138)	$(103,013)	$(98,631)
Issuance of Series C convertible preferred stock at $5.1972 per share for cash, net of issuance costs of $19	322,852	4,931	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(32,073,149)	(233,837)	32,073,149	2	233,837	—	—	—	—	233,839
Issuance of common stock upon exercise of stock options	—	—	10,613	—	5	—	—	—	—	5
Vesting of early exercised stock options	—	—	—	—	213	—	—	—	—	213
Stock-based compensation	—	—	—	—	2,838	—	—	—	—	2,838
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	61	—	61
Issuance of common stock at initial public offering, net of offering costs	—	—	5,000,000	1	75,851	—	—	—	—	75,852
Repayment of promissory note from related party from purchase of common stock	—	—	—	—	504	391	—	—	—	895
Net loss	—	—	—	—	—	—	—	—	(20,002)	(20,002)
Balances at June 30, 2018	—	$—	42,314,738	$4	$318,759	$(201)	$(400)	$(77)	$(123,015)	$195,070
Issuance of common stock upon exercise of stock options	—	—	2,824	—	9	—	—	—	—	9
Vesting of early exercised stock options	—	—	—	—	109	—	—	—	—	109
Stock-based compensation	—	—	—	—	2,717	—	—	—	—	2,717
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	(18,346)	(18,346)
Balances at September 30, 2018	—	$—	42,317,562	$4	$321,594	$(201)	$(400)	$(119)	$(141,361)	$179,517

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(64,150)	$(54,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,918	1,584
Amortization of premium and discounts on marketable securities	(1,035)	(586)
Stock-based compensation	7,764	6,925
Common stock issued to third party for a license	965	—
Accretion of tenant improvement allowance	(873)	(456)
Change in fair value of contingent consideration for license agreements	(1,327)	2,393
Changes in operating assets and liabilities:
Contribution receivable	—	1,382
Prepaid expenses and other current assets	(419)	(1,015)
Other long-term assets	(25)	(1,106)
Accounts payable	(331)	91
Accrued compensation	(119)	658
Accrued liabilities and other current liabilities	(502)	840
Deferred rent, net of current portion	1,404	(45)
Net cash used in operating activities	(56,730)	(43,817)
Investing activities
Purchase of marketable securities	(90,158)	(166,070)
Maturities of marketable securities	163,560	95,669
Purchase of property and equipment	(977)	(816)
Net cash provided by (used in) investing activities	72,425	(71,217)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	5,398	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,899
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,224	42
Proceeds from initial public offering, net of issuance costs	—	79,050
Payment of initial public offering costs	—	(3,201)
Proceeds from repayment of recourse notes	—	895
Payments made on capital lease obligations	(52)	(52)
Net cash provided by financing activities	6,570	136,633
Net increase in cash, cash equivalents and restricted cash	22,265	21,599
Cash, cash equivalents and restricted cash at beginning of the period	15,949	7,848
Cash, cash equivalents and restricted cash at end of the period	$38,214	$29,447
Supplemental Disclosures of Non-Cash Investing and Financing Information
Lessor funded lease incentives included in tenant improvement receivable	$10,650	$—
Property and equipment included in accounts payable	$62	$155
Receipt of promissory note from related party for purchase of common stock	$—	$390
Receipt of promissory note from employees for purchase of common stock	$—	$400

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $227.4 million and $163.3 million as of September 30, 2019 and December 31, 2018, respectively. The Company had net losses of $64.2 million and $54.5 million for the nine months ended September 30, 2019 and 2018, respectively, and net cash used in operating activities of $56.7 million and $43.8 million for the nine months ended September 30, 2019 and 2018, respectively. To date, none of the Company’s drug candidates have been approved for sale. The Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has historically financed its operations primarily through the issuance and sale of convertible preferred stock and convertible promissory notes. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Contingent Consideration Liability

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements also include contingent consideration in the form of additional issuances of the Company’s common stock based on the achievement of certain milestones. For asset acquisitions, the Company assesses on a continuous basis whether such contingent consideration meets the definition of a derivative and can or cannot be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expire. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification criteria, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity. As of September 30, 2019, the Company has recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents primarily include money market funds that invest in U.S. Treasury obligations which are stated at fair value.

The Company has issued letters of credit under lease agreements which have been collateralized. This cash is classified as noncurrent restricted cash on the balance sheet based on the term of the underlying lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands).

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$36,768	$15,399
Restricted cash	1,446	550
Total cash, cash equivalents and restricted cash	$38,214	$15,949

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of September 30, 2019, the Company had no off-balance sheet concentrations of credit risk.

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

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company adopted the amendments during the first quarter of fiscal year 2019, and as a result, disclosed in its statements of stockholders’ equity the quarterly activity of each caption of stockholders’ equity for the nine months ended September 30, 2019 and 2018. The adoption of the amendments did not have a material impact on the Company’s condensed financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its condensed financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and related amendments which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Per a vote by the FASB in October 2019 to delay the effective date of this standard, Topic 842 is now effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company expects to adopt this standard on January 1, 2021 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company also expects to adopt certain practical expedients provided by Topic 842. Management is in the process of inventorying and scoping the Company’s population of leased assets in order to assess the impact of Topic 842. Topic 842 is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. The Company plans to apply the modified retrospective transition approach and recognize a cumulative effect adjustment to the opening balance of retained earnings on the effective date and will not recast prior periods. As permitted by the standard, the Company will elect the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. While the Company is currently evaluating the impact of the adoption of this standard on its financial statements, the Company anticipates the recognition of additional assets and corresponding liabilities on its balance sheet related to these leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed financial statement disclosures.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$22,848	$22,848	$—	$—
U.S. treasuries	3,996	—	3,996	—
U.S. government debt securities	6,476	—	6,476	—
Total cash equivalents	33,320	22,848	10,472	—
Short-term marketable securities:
U.S. treasuries	5,485	—	5,485	—
U.S. and foreign commercial paper	11,926	—	11,926	—
U.S. and foreign corporate debt securities	7,431	—	7,431	—
U.S. government debt securities	51,364	—	51,364	—
Total short-term marketable securities	76,206	—	76,206	—
Long-term marketable securities:
U.S. and foreign corporate debt securities	1,004	—	1,004	—
U.S. government debt securities	6,349	—	6,349	—
Total long-term marketable securities	7,353	—	7,353	—
Total assets subject to fair value measurements on a recurring basis	$116,879	$22,848	$94,031	$—
Liabilities:
Contingent consideration liability	$1,156	$—	$—	$1,156
Total liabilities subject to fair value measurements on a recurring basis	$1,156	$—	$—	$1,156

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,131	$14,131	$—	$—
Total cash equivalents	14,131	14,131	—	—
Short-term marketable securities:
U.S. treasuries	34,121	—	34,121	—
U.S. and foreign commercial paper	10,635	—	10,635	—
U.S. and foreign corporate debt securities	26,533	—	26,533	—
Asset-backed securities	2,748	—	2,748	—
U.S. government debt securities	81,699	—	81,699	—
Total short-term marketable securities	155,736	—	155,736	—
Total assets subject to fair value measurements on a recurring basis	$169,867	$14,131	$155,736	$—
Liabilities:
Contingent consideration liability	$2,483	$—	$—	$2,483
Total liabilities subject to fair value measurements on a recurring basis	$2,483	$—	$—	$2,483

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

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to three agreements with a privately held clinical-stage biopharmaceutical company (see Note 5). As of September 30, 2019, these Commercial Agreements included contingent consideration of up to an aggregate of 533,336 additional shares of common stock to be issued in specified portions to the Licensor and an academic institution from which the Licensor had previously in-licensed the underlying technology based on achievement of certain specified preclinical and clinical development and sales milestone events. The probability of achieving the defined milestone events under the Commercial Agreements is estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. Total contingent consideration may change significantly as preclinical and clinical development related to the compounds covered by the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of and timing for successful achievement of the related milestone events.  For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $3.9 million (using the Company’s stock price as of September 30, 2019). As of September 30, 2019, and December 31, 2018, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

As of December 31, 2018, the Company determined that the net settlement criteria of the definition of a derivative had been met for 133,334 shares of common stock to the third parties. The Company issued 106,667 of these shares to the Licensor in January 2019 and the remaining 26,667 shares to the academic institution in March 2019. The settlement liability of $2.0 million recorded at December 31, 2018 was reclassified into stockholders’ equity upon the issuance of these shares. The Company recorded a contingent consideration liability of $1.2 million at September 30, 2019 related to additional potential shares subject to the achievement of certain specified clinical development and sales milestone events under the agreements. The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(1,327)
Balance at September 30, 2019	$1,156

There were no transfers between the hierarchies during the nine months ended September 30, 2019 and the year ended December 31, 2018.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$22,848	$—	$—	$22,848
U.S. government debt securities	6,475	1	—	6,476
U.S. treasuries	3,996	—	—	3,996
Total cash equivalents	33,319	1	—	33,320
Short-term marketable securities:
U.S. and foreign commercial paper	11,922	4	—	11,926
U.S. and foreign corporate debt securities	7,418	13	—	7,431
U.S. government debt securities	51,302	63	(1)	51,364
U.S. treasuries	5,481	4	—	5,485
Total short-term marketable securities	76,123	84	(1)	76,206
Long-term marketable securities:
U.S. and foreign corporate debt securities	1,002	2	—	1,004
U.S. government debt securities	6,338	11	—	6,349
Total long-term marketable securities	7,340	13	—	7,353
Total marketable securities	$116,782	$98	$(1)	$116,879

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,131	$—	$—	$14,131
Short-term marketable securities:
U.S. and foreign commercial paper	10,638	—	(3)	10,635
U.S. and foreign corporate debt securities	26,552	2	(21)	26,533
Asset-backed securities	2,750	—	(2)	2,748
U.S. government debt securities	81,755	1	(57)	81,699
U.S. treasuries	34,136	1	(16)	34,121
Total short-term marketable securities	155,831	4	(99)	155,736
Total marketable securities	$169,962	$4	$(99)	$169,867

At September 30, 2019, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2019 and December 31, 2018.

5. License Agreements

License and Compound Library and Option Agreement

The Company is a party to three agreements with Ascentage Pharma Group Corp. Ltd., a clinical-stage biopharmaceutical company based in Hong Kong, China (the “Licensor”): (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology, (b) an initial license agreement executed in February 2016 granting the Company rights to an initial licensed compound, and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (collectively, the “Commercial Agreements”). As of September 30, 2019, as part of these agreements, the Company has issued 640,002 shares of common stock to the Licensor and 160,000 shares of common stock to an academic institution from whom the Licensor had previously licensed the technology.

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

In December 2018, the Company elected to advance a second compound into formal preclinical development which gave rise to an obligation under the compound library and option agreement to issue an additional 133,334 shares of common stock to the Licensor and the academic institution. These shares were issued to the Licensor in January 2019 and the academic institution in March 2019. In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones events, the Company recorded a contingent consideration liability of $1.2 million at September 30, 2019 and $2.5 million at December 31, 2018. The $1.2 million contingent consideration liability was recorded as a current liability based on the latest estimates for milestone achievements. To date, no royalties were due from the sales of licensed products.

The Company agreed to provide funding to the Licensor for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

Under the consolidation guidance, the Company determined that the Licensor is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of this entity and as such the Company is not the primary beneficiary and consolidation is not required. As of September 30, 2019 and December 31, 2018, the Company has not provided financial, or other, support to the Licensor that was not contractually required.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how.  In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF.  In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified events, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of September 30, 2019. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements, including the UCSF agreement, was not significant at September 30, 2019 or December 31, 2018. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Commitments and Contingencies

Operating Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019. The lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional eight years at the then market rental rates as determined pursuant to the lease agreement.  The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement.  The Company will also be responsible for the operating expenses and tax expenses allocated to the building, and the operating expenses and tax expenses attributable to the common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of up to $7.8 million and will finance up to $2.9 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  The value of this tenant improvement allowance of $10.7 million continues to be recorded as deferred rent and tenant improvement receivable on the balance sheet at September 30, 2019. It will be reclassified to leasehold improvements within property and equipment when realized, and depreciated over the remaining lease term.   In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord.

The Company has a non-cancelable operating lease consisting of administrative and research and development office space for its current Brisbane, California headquarters that expires in October 2022.

Future minimum lease payments under the Company’s non-cancellable operating leases at September 30, 2019 were as follows (in thousands):

Amount
2019 (from October to December)	$507
2020	5,373
2021	6,230
2022	5,859
2023 and later	33,658
Total future minimum lease payments	$51,627

Rent expense for the three and nine months ended September 30, 2019 was $1.4 million and $3.0 million, respectively, while rent expense for the three and nine months ended September 30, 2018 was $0.5 million and $1.4 million, respectively.

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

8. Equity Financing

On June 3, 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through an “at-the-market” offering under the Securities Act of 1933, as amended (the “ATM Offering Program”). The SEC declared the Shelf Registration Statement effective on June 6, 2019.

On June 3, 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen will act as its sales agent Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million. During the three and nine months ended September 30, 2019, the Company issued and sold 874,643 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.4 million, after deducting commissions of $0.2 million and other offering expenses of $0.5 million.

9. Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan and 2018 Incentive Award Plan for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2018	5,500,531	$6.75
Granted	2,345,912	$9.00
Exercised	(499,147)	$1.64
Canceled	(476,393)	$10.17
Balances at September 30, 2019	6,870,903	$7.65

Stock Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, as well as expense related to the Company’s 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,609	$1,652	$3,536	$4,595
General and administrative	2,214	1,065	4,228	2,330
Total	$3,823	$2,717	$7,764	$6,925

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(21,710)	$(18,346)	$(64,150)	$(54,482)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	42,965,945	41,057,861	42,584,835	23,762,450
Net loss per share—basic and diluted	$(0.51)	$(0.45)	$(1.51)	$(2.29)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2019	2018
Options to purchase common stock	6,870,903	5,433,874
Early exercised common stock subject to future vesting	207,184	848,898
Restricted stock accounted for as options	—	359,228
Warrants to purchase common stock	—	850,686
Shares subject to ESPP	51,970	29,657
Total	7,130,057	7,522,343

Up to 640,218 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

11. Subsequent Events

ATM Offering Program

Subsequent to September 30, 2019, the Company issued an additional 1,853,158 shares of common stock through its ATM Offering Program resulting in net proceeds to the Company of approximately $12. 4 million.

Licensor Initial Public Offering

In October 2019, Ascentage Pharma Group Corp. Ltd., the Licensor in the Company’s License and Compound Library and Option Agreement (see Note 5), completed an Initial Public Offering (“IPO”) of common stock on the Hong Kong stock exchange at HK$34.20 (around $4.36) per share. As of the date of the IPO, the Company held 1,425,710 shares of common stock of the Licensor with a cost basis of $1.0 million which was recorded as other long-term assets in the balance sheet at September 30, 2019. The Company is subject to a lock-up agreement that precludes the Company from selling shares prior to six months after October 28, 2019.

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

In June 2019, we announced top-line results from our Phase 1 clinical study of UBX0101, our lead product candidate, in patients with moderate-to-severe osteoarthritis, or OA, of the knee. In the study, UBX0101 was well-tolerated and demonstrated improvement in several clinical measures, including pain and function. In addition, modulation of certain Senescence Associated Secretory Phenotype, or SASP, factors and disease-related biomarkers was observed after a single dose of UBX0101. We expect to present additional data from our Phase 1 clinical study of UBX0101 at the American College of Rheumatology (“ACR”) 2019 Annual Meeting in November 2019.

In July 2019, we announced that we planned to initiate a Phase 2 study of UBX0101 in patients with painful, moderate-to-severe OA of the knee. In October, we announced that the first patient had been dosed in this study. The study is expected to enroll approximately 180 patients and initial 12-week results are expected in the second half of 2020. This will be a randomized, double-blind, placebo-controlled study evaluating three doses (0.5 mg, 2.0 mg and 4.0 mg) of UBX0101 administered via a single intra-articular injection. The primary measure will be an assessment of pain at 12 weeks using the WOMAC-A instrument. Secondary measures will include safety and tolerability, pain (by 10-point Numerical Rating Scale, or NRS) and function (by WOMAC-C) at 12 weeks, as well as similar measures at 24 weeks.

We also plan to study the safety, tolerability and initial effectiveness of both a new higher dose and repeat doses of UBX0101 in a Phase 1b study. The study is expected to enroll approximately 36 patients with initiation expected in the first half of 2020 and initial 12-week results expected in the second half of 2020. This will be a randomized, double-blind, placebo-controlled study evaluating an 8.0 mg dose of UBX0101 administered via a single intra-articular injection as well as two 4.0 mg doses of UBX0101 administered via intra-articular injection one month apart. The primary measure will be safety and tolerability. Secondary measures will include pain (using the WOMAC-A and the NRS instruments) and function (by WOMAC-C) at 12 weeks, as well as similar measures at 24 weeks.

During the second quarter of 2019, we also advanced an additional senolytic molecule, UBX1325, into IND-enabling studies for ophthalmologic disease. UBX1325 is a Bcl inhibitor with a pharmacokinetic profile that is distinct from UBX1967.  We plan to submit an Investigational New Drug, or IND, application for ophthalmologic disease in early 2020.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $64.2 million and $54.5 million for the nine months ended September 30, 2019 and 2018, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of September 30, 2019, we had an accumulated deficit of $227.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

We entered into a lease agreement in February 2019 for new office and laboratory space in South San Francisco, California. The lease agreement, which has an initial term of 10 years, commenced in May 2019. Pursuant to the lease agreement, the landlord provided us with a tenant improvement allowance of up to $7.8 million and will finance up to $2.9 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  The value of this tenant improvement allowance of $10.7 million was recorded as deferred rent and tenant improvement receivable on the balance sheet at September 30, 2019.

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

On June 3, 2019, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).  During the three months ended September 30, 2019, we issued and sold 874,643 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $5.4 million, after deducting commissions of $0.2 million and other offering expenses of $0.5 million.

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

Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration meets the definition of a derivative, until such time that the contingency is met or expires. As of September 30, 2019, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. The contingent consideration expense is driven by the change in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the nine months ended September 30, 2019 and 2018.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Summary of Operations Data:
Operating expenses:
Research and development	$17,777	$14,353	$3,424	$52,750	$42,577	$10,173
General and administrative	5,692	4,389	1,303	15,139	11,688	3,451
Change in fair value of contingent consideration	(1,115)	635	(1,750)	(1,327)	2,393	(3,720)
Total operating expenses	22,354	19,377	2,977	66,562	56,658	9,904
Loss from operations	(22,354)	(19,377)	2,977	(66,562)	(56,658)	9,904
Interest income (expense), net	756	1,068	(312)	2,663	2,246	417
Other expense, net	(112)	(37)	75	(251)	(70)	181
Net loss	$(21,710)	$(18,346)	$3,364	$(64,150)	$(54,482)	$9,668

Research and Development

Research and development expenses increased by $3.4 million, to $17.8 million for the three months ended September 30, 2019 from $14.4 million for the three months ended September 30, 2018. The increase was primarily due to increases of $2.3 million in direct research and development costs, $0.9 million in facilities-related costs,  and $0.8 million in personnel-related costs, partially offset by $0.6 million decrease in consultant expenses.

Research and development expenses increased by $10.2 million, to $52.8 million for the nine months ended September 30, 2019 from $42.6 million for the nine months ended September 30, 2018. The increase was primarily due to increases of $8.0 million in direct research and development costs, $1.9 million in personnel-related costs, and $1.5 million in facilities-related costs, partially offset by a decrease of $1.2 million in consultant expenses.

General and Administrative

General and administrative expenses increased by $1.3 million, to $5.7 million for the three months ended September 30, 2019 from $4.4 million for the three months ended September 30, 2018. The increase was primarily due to increases of $1.1 million in personnel-related costs and $0.2 million in facilities-related costs.

General and administrative expenses increased by $3.5 million, to $15.1 million for the nine months ended September 30, 2019 from $11.7 million for the nine months ended September 30, 2018. The increase was primarily due to increases of $3.0 million in personnel-related costs, $0.5 million in insurance expense and $0.3 million in facilities-related costs, partially offset by a decrease of $0.3 million in consultant expenses.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $1.8 million for the three months ended September 30, 2019, and $3.7 million for the nine months ended September 30, 2019. The change in contingent consideration expense was due to a change in the estimated fair value of the liability under our license agreements and changes in the value of the Company’s stock price during the periods. The fair value is determined using a probability-weighted valuation approach model which considers our stock price and the probability and timing of the achievement of certain milestones at the balance sheet date.

Interest Income

Our interest income was $0.8 million for the three months ended September 30, 2019, as compared to $1.1 million for the three months ended September 30, 2018, primarily resulting from the investment of our cash and proceeds from our Series C financing and IPO in marketable securities.

Our interest income was $2.7 million for the nine months ended September 30, 2019, as compared to $2.2 million for the nine months ended September 30, 2018, primarily resulting from the investment of our cash and proceeds from our Series C financing and IPO in marketable securities.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of September 30, 2019, we had an accumulated deficit of $227.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

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

On June 3, 2019, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the “at-the-market” equity offering program. The SEC declared the Shelf Registration Statement effective on June 6, 2019.  On June 3, 2019, we also entered into a sales agreement, or the Sales Agreement, with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent. During the three and nine months ended September 30, 2019, we issued and sold 874,643 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $5.4 million, after deducting commissions of $0.2 million and other offering expenses of $0.5 million.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $227.4 million through September 30, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2021, including through clinical data readouts from the Phase 2 clinical study of UBX0101 we initiated in the fourth quarter of 2019 and, the higher dose and repeat dose Phase 1b study of UBX0101 we plan to initiate in the first half of 2020, as well as data readouts from our lead program for ophthalmologic diseases.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967, UBX1325 or any other drug candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical study of UBX0101, which we initiated in the fourth quarter of 2019, the Phase 1b clinical study of UBX0101 we plan to initiate in the first half of 2020, and initial clinical studies for our lead program for ophthalmologic diseases;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(56,730)	$(43,817)
Cash provided by (used in) investing activities	72,425	(71,217)
Cash provided by financing activities	6,570	136,633
Net increase in cash and restricted cash	$22,265	$21,599

Operating Activities

Cash used in operating activities of $56.7 million for the nine months ended September 30, 2019 consisted primarily of a net loss of $64.2 million, adjusted for net non-cash charges of $7.4 million and partially offset by a minor decrease in net operating assets and liabilities. Our non-cash charges consisted primarily of $7.8 million in stock-based compensation, $1.9 million in depreciation and amortization, and $1.0 million in common stock granted to a third party, offset by $1.0 million in amortization of premium and discounts on marketable securities, $0.9 million in accretion of our tenant improvement allowance, and $1.3 million change in fair value of contingent consideration liability associated with our two license agreements and our compound library and option agreement. The net change in our operating assets and liabilities consisted primarily of a combined decrease of $1.0 million in accounts payable, accrued compensation and accrued liabilities and other current liabilities, and an increase of $0.5 million in prepaid expenses and other current assets, offset by an increase of $1.4 million in deferred rent, net of current portion.

Cash used in operating activities of $43.8 million for the nine months ended September 30, 2018 consisted primarily of a net loss of $54.5 million, adjusted for net non-cash charges of $9.8 million and net changes to our operating assets and liabilities of $0.8 million. Our non-cash charges consisted primarily of $6.9 million in stock-

based compensation, a $2.4 million charge recorded for contingent consideration liability associated with a license agreement and a compound library and option agreement and $1.6 million in depreciation and amortization, partially offset by a $0.6 million in amortization of premium and discounts on marketable securities and $0.5 million in accretion of our tenant improvement allowance. The net change in our operating assets and liabilities consisted of a decrease of $1.4 million in contribution receivable and increases of $0.7 million in accrued compensation and $0.8 million in accrued liabilities and other current liabilities, partially offset by increases of $1.1 million in other long-term assets and $1.0 million in prepaid expenses and other current assets.

Investing Activities

Cash provided by investing activities of $72.4 million for the nine months ended September 30, 2019 was related to maturities of marketable securities of $163.6 million, which were offset by purchases of marketable securities of $90.2 million and purchases of property and equipment of $1.0 million.

Cash used in investing activities of $71.2 million for the nine months ended September 30, 2018 was related to purchases of marketable securities of $166.1 million and purchases of property and equipment of $0.8 million, which were offset by maturities of marketable securities of $95.7 million.

Financing Activities

Cash provided by financing activities of $6.6 million for the nine months ended September 30, 2019 was related to $5.4 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, and $1.2 million proceeds from issuance of common stock upon exercise of stock options, net of repurchases.

Cash provided by financing activities of $136.6 million for the nine months ended September 30, 2018 was primarily related to net proceeds from the sale of common stock in our IPO of $75.9 million, net proceeds from issuance of Series C convertible preferred stock of $59.9 million, and proceeds from repayment of recourse notes of $0.9 million.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as provided in Note 2 to our Financial Statements “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $120.3 million as of September 30, 2019, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2019.

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of September 30, 2019 and December 31, 2018 and the notes accompanying those financial statements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 clinical study of UBX0101, a potent senolytic small molecule inhibitor of the MDM2/p53 interaction, in patients with osteoarthritis, or OA, of the knee and announced initial results in the second quarter of 2019. We initiated a Phase 2 clinical study of UBX0101 in OA patients in the fourth quarter of 2019 and we plan to initiate a Phase 1b study of UBX0101 in OA patients in the first half of 2020.  We also plan to submit an Investigational New Drug, or IND, application for ophthalmologic disease in early 2020. We have not yet submitted an IND, application or initiated a clinical study for drug candidates other than UBX0101.

We have had significant operating losses since our inception. Our net loss for the nine months ended September 30, 2019 and 2018 was approximately $64.2 million and $54.5 million, respectively. As of September 30, 2019, we had an accumulated deficit of $227.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of September 30, 2019, we had capital resources consisting of cash, cash equivalents, and marketable securities of $120.3 million. In March and April 2018, we sold and issued an aggregate of 3,913,425 shares of our Series C convertible preferred stock at $15.3317 per share for net cash proceeds to us of approximately $59.9 million. In May 2018, we completed our initial public offering, or IPO, and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us. During the three months ended September 30, 2019, we issued and sold 874,643 shares of our common stock through an at-the-market equity offering program and received net proceeds of approximately $5.4 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101, UBX1967 and UBX1325, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1967, UBX1325 or any other drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 2 clinical study of UBX0101, which we initiated in the fourth quarter of 2019, the Phase 1b clinical study of UBX0101 we plan to initiate in the first half of 2020, and initial clinical studies for our lead program for ophthalmologic diseases;

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

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we completed a Phase 1 clinical study of UBX0101 in patients with OA of the knee in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019. In addition, we plan to initiate a Phase 1b clinical study of UBX0101 in OA in the first half of 2020 and to submit an IND application for our lead program in ophthalmologic disease in early 2020 that, if accepted, would enable us to pursue multiple indications in age-related eye diseases.

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

We are developing a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or causing the elimination of accumulated senescent cells and their associated Senescence Associated Secretory Phenotype, or SASP, when administered locally. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional other age-related diseases such as kidney disease, liver disease, and neurodegenerative disease. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, this approach to treating age-related diseases is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We currently have only limited data, and no conclusive evidence in humans, that the accumulation of senescent cells and resulting exposure to SASP factors is the underlying cause of tissue damage and dysfunction associated with many age-related diseases. The indications we are currently pursuing, including osteoarthritis, or OA, of the knee, and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors might be most important in each disease or whether we can measure them. For example, our Phase 1 OA study was designed to measure up to 24 SASP factors and disease biomarkers believed to be relevant to human OA.  Of these 24 candidate factors and markers, 19 met the criteria set forth in the methodology we established to enable meaningful measurement and analysis.  Of these 19 SASP factors and disease biomarkers, nine increased or decreased in a manner consistent with a mechanism involving disease mediation, two were not consistent with such a mechanism, and changes in the remaining eight were not reliably different from placebo. We have only just begun testing our senolytic molecules in humans and our current data is largely limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, there can be no assurances that even if we are able to develop senolytic medicines capable of eliminating or causing the elimination of senescent cells and thereby modulating their associated SASP factors, that such medicines would safely and effectively treat age-related diseases.

Further, while cellular senescence is a natural occurring biological process, the administration of senolytic medicines to eliminate or cause the elimination of accumulated senescent cells and modulating their associated SASP in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. For example, certain of our attempts to replicate early in vivo findings in different animal models have proven to be challenging, for example with respect to our efforts to mimic a disease like OA, which develops over a long period of time in humans, as well as certain eye and lung diseases. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We completed a Phase 1 clinical study of our first lead drug candidate, UBX0101, in the second quarter of 2019 and initiated a Phase 2 clinical study of UBX0101 in the fourth quarter of 2019. We commenced IND-enabling studies with our other lead drug candidate, UBX1967 in the first quarter of 2019 in ophthalmologic diseases. During the second quarter of 2019, we also advanced an additional senolytic molecule, UBX1325, into IND-enabling studies in ophthalmologic diseases. UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials. For example, one of the properties of UBX1967 is a sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of these nonclinical studies will be longer than originally anticipated due to the pharmacokinetic profile, which delayed the filing of our IND until early 2020. During such time, we intend to continue to pursue preclinical studies of UBX1325.

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

To gain approval to market our drug candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of the drug candidate for the intended indication applied for in the applicable regulatory filing. For our senolytic medicines, we must also demonstrate that eliminating or causing the elimination of senescent cells and modulating relevant associated SASP factors will lead to the improvement of well-defined and measurable endpoints.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical study process. Success in preclinical studies and early clinical studies does not ensure that later clinical studies will be successful. A number of companies in the biotechnology, and pharmaceutical industries have suffered significant setbacks in clinical studies, even after positive results in earlier preclinical studies or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of our preclinical animal studies or studies in ex vivo human tissues may not be predictive of the results of outcomes in human clinical studies. For example, our senolytic molecules may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Additionally, with respect to our initial clinical trials for our senolytic drug candidates. we may be unable to accurately predict whether or in what manner we will be able to measure the impact of a drug candidate on relevant SASP factors and disease biomarkers. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, are believed to be heterogeneous and multifactorial diseases that are driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors or disease biomarkers will be most important in each disease or whether we can measure them. For example, in the initial phase, or Part A, of our Phase 1 clinical of UBX0101 in patients with OA of the knees, we sought to collect synovial fluid via simple aspiration; however, a number of patients had an insufficient amount of fluid for sampling. This led us to expand the study to include a second phase, or Part B, with an additional cohort of patients to provide an increased sample size for SASP and OA biomarkers assessment by allowing saline lavage in those patients who do not have adequate fluid to collect via simple aspiration. Additionally, our Phase 1 OA study was designed to measure up to 24 SASP factors and disease biomarkers believed to be relevant to human OA.  Of these 24 candidate factors and markers, 19 met the criteria set forth in the methodology we established to enable meaningful measurement and analysis.  Of these 19 SASP factors and disease biomarkers, nine increased or decreased in a manner consistent with a mechanism involving disease mediation, two were not consistent with such a mechanism, and changes in the remaining eight were not reliably different from placebo.

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

Although we completed our Phase 1 clinical study of UBX0101 in OA in the second quarter of 2019 and  initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies of UBX0101, in completing ongoing studies of our other drug candidates and in initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

Further, the administration of senolytic medicines designed to eliminate or cause the elimination of senescent cells and thereby modulate their associated SASP may result in unforeseen events, including by harming healthy tissues. As a result, it is possible that safety concerns could negatively affect patient enrollment among the patient populations that we intend to treat, including among those in indications with a low risk of mortality. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical studies, which could prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than in our Phase 1 clinical study of UBX0101, which was completed in the second quarter of 2019, senolytic medicines designed to eliminate or cause the elimination of senescent cells and associated SASP have never been tested in humans. As a result, even though UBX0101 was generally well tolerated up to the maximum administered dose of 4.0 mg in Parts A and B of the study, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells, however the elimination of accumulated senescent cells may result in unforeseen events, including by harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

As of September 30, 2019, we had 103 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of October 24, 2019, we own, co-own, or have an exclusive license or option in certain fields of use to more than 110 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 29 issued U.S. patents and allowed U.S. patent applications and 15 granted and allowed foreign patents and applications.

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

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or any service providers’, contractors’ or future collaborators’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU has adopted the EU General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent.  As of September 30, 2019, we had sold 874,643 shares of common stock under the Sales Agreement.  If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64.2% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post- change income or taxes may be limited. We may have experienced ownership changes prior to September 30, 2019, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards arising in tax years ending after December 31, 2017. For net operating loss carryforwards, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty- year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our results of operations.

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

There were no sales of unregistered securities during the nine months ended September 30, 2019.

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

Unity Biotechnology, Inc.

Date: November 6, 2019	By: /s/ Keith R. Leonard Jr. Keith R. Leonard Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)