Form 10-K
period 2019-12-31
Unity Biotechnology, Inc.
filed 2020-03-11
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38470

Unity Biotechnology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-4726035
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
285 East Grand Ave. South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 416-1192

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	UBX	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2019, was $276,736,207.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 47,613,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, scheduled to be held on June18, 2020, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

Our mission is to extend human healthspan. We define healthspan as the period of one’s life unburdened by age-related diseases. We are developing therapeutics to extend healthspan by slowing, halting or reversing age-related diseases. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as osteoarthritis, eye diseases and pulmonary diseases.

Age-related diseases cause considerable economic, personal, and societal burden. As individuals age, the prevalence of chronic disease increases, with 80% of older Americans having at least one chronic disease and 50% having two or more. Age-related diseases negatively impact quality of life, are typically chronic, and progress from the time of onset until death. It is estimated that providing healthcare for people over the age of 65 costs four to five times more than for younger individuals. According to the Centers for Disease Control and Prevention, this elderly population of Americans is expected to nearly double by 2050, increasing the economic burden of aging dramatically. Any success increasing longevity without treating underlying age-related diseases would only serve to increase this burden.

Cellular Senescence

We believe that the accumulation of senescent cells is a fundamental mechanism of aging and a driver of many common age-related diseases. Cellular senescence is a natural biological state in which a cell permanently halts division. These cells are referred to as senescent. As senescent cells accumulate with age, they begin secreting large quantities of more than 100 proteins, including inflammatory factors, proteases, fibrotic factors, and growth factors, that disturb the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to its effects on tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that culminates in the formation of the functionally aged and/or diseased tissue that underlies a variety of age-related diseases.

We are developing senolytic medicines to eliminate senescent cells and thereby stop the production of the SASP, which we believe addresses a root cause of age-related diseases. Many existing therapeutics, such as antibodies, target single SASP factors, but fail to remove the cells that continually produce SASP factors. By stopping the production of the SASP at it source, we believe senolytic medicines could have a more durable impact on disease and could slow, halt, or reverse particular age-related diseases, and shift the treatment paradigm from chronic to intermittent dosing. Less frequent dosing may also improve drug tolerability and patient adherence.

Our Pipeline

We are developing a portfolio of programs targeting specific biological mechanisms implicated in age-related diseases. Our core therapeutic approach targets cellular senescence, and we are currently advancing senolytic programs in musculoskeletal, ophthalmologic, and pulmonary disorders. Our clinical development strategy is to focus initially on the development of senolytic medicines designed to be administered locally into diseased tissue. After demonstrating efficacy in indications amenable to localized therapy, we plan to pursue the development of senolytic medicines that could be administered systemically to treat additional age-related diseases such as kidney disease, liver disease and neurological disorders. In addition to our efforts to eliminate senescent cells, we are also advancing other programs that have the potential to extend human healthspan, including the administration of α-Klotho hormone.

Our current pipeline of programs is illustrated below:

Within our cellular senescence programs, our lead senolytic molecules, UBX0101, UBX1325 and UBX1967, which are designed to remove accumulated senescent cells by means of local administration, are described below.

Musculoskeletal/Osteoarthritis Programs

UBX0101 is our lead drug candidate for musculoskeletal disease with an initial focus on osteoarthritis, or OA, of the knee. It is a small molecule inhibitor of the MDM2/p53 interaction. Disruption of this protein-protein interaction can trigger the elimination of senescent cells. In the fourth quarter of 2019, we initiated a Phase 2 study of UBX0101 in patients with painful, moderate-to-severe OA of the knee.  As of  mid-February 2020, this study was fully enrolled and we expect top-line results for 12- and 24-week endpoints in the second half of 2020.  We also initiated a Phase 1b study to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses of UBX0101 in the first quarter of 2020. We expect top-line results for 12- and 24-week endpoints from the Phase 1b study in the second half of 2020 and the first half of 2021, respectively. We own, co-own or have exclusively licensed worldwide rights for the use of UBX0101 for the treatment of OA.  See “—Intellectual Property.”

Ophthalmology Program

UBX1325 and UBX1967 are our most advanced lead drug candidates for age-related diseases of the eye, including age-related macular degeneration, diabetic macular edema and diabetic retinopathy. These drug candidates are both potent senolytic small molecule inhibitors of specific members of the Bcl-2 family of apoptosis regulatory proteins but have shown distinct pharmacokinetic profiles in our preclinical studies. UBX1325 and UBX1967 are designed to inhibit the function of proteins that senescent cells rely on for survival. In our preclinical studies, we have demonstrated that by targeting the Bcl-2 pathway UBX1325 and UBX1967 preferentially eliminate senescent cells while sparing non-senescent cells. We intend to complete Investigational New Drug, or IND, -enabling studies for both molecules prior to selecting the first molecule to advance into a first-in-human clinical study. As a result, we expect to initiate a Phase 1 study for this program in the second half of 2020 and receive top-line results from this study in 2021.We intend to explore multiple age-related eye diseases in our ophthalmology program

Under a license agreement with Ascentage Pharma Group Corp. Limited, or Ascentage, we have exclusive worldwide development and commercialization rights and non-exclusive manufacturing rights to UBX1967 outside of Greater China (China, Hong Kong, Macau and Taiwan) in all non-oncology indications  Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage. We amended the UBX1967 license agreement in the fourth quarter of 2019 to remove certain field and territory limitations from a provision granting us exclusivity and to amend the schedule of licensed patents to include certain additional patents relating to UBX1967 and again in the first quarter of 2020 to amend and restate the schedule of listed patents. The UBX1967 license agreement with Ascentage also grants us the right to continue our preclinical development efforts with UBX1325 until the time we wish to submit an IND for UBX1325.  At that point we would be required to either enter into a separate license agreement with Ascentage covering UBX1325, the terms of which would mirror the UBX1967 license agreement, or substitute UBX1325 for UBX1967 under the existing license agreement.   See “—Licenses and Collaborations.”

Our Strategy

To achieve our objective of building UNITY into a leading healthspan company, we focus on two parallel efforts. First, we are committed to developing senolytic medicines that slow, halt, or reverse specific age-related diseases. Second, we dedicate resources and effort to better understanding fundamental aging mechanisms and translating these insights into human medicines. This pioneering work has been supported by valuable collaborations with leading academics. By investing early in the science of aging, we believe we are positioned to transition the field of aging biology from fundamental scientific insights to the development and commercialization of medicines. Our core strategies to achieve this objective include:

•

Demonstrating in our clinical studies that local treatment with senolytic medicines can alter the course of age-related diseases.    We believe that local treatment with senolytic medicines has the potential to slow, halt, or reverse aspects of aging. If we prove this concept in a localized setting, we will be well-positioned to expand upon that success with additional applications.

•

Continuing research into the development of systemic senolytic medicines.    We believe that harnessing the full potential of senolysis, or the selective elimination of senescent cells, to alter many age-related diseases will require systemic senolytic medicines. We are exploring the development of systemic senolytic medicines using multiple modalities, including small molecules and biologics.

•

Targeting aging mechanisms beyond cellular senescence.    While senolysis has been shown to affect the course of multiple age-related diseases, we believe achieving our broader goal of extending human healthspan will require intervention in additional aging mechanisms beyond cellular senescence. We will continue to conduct fundamental research into these other aging mechanisms, including the administration of α-Klotho hormone. We will also continue to partner with the most forward-thinking aging researchers in the world to foster a collaborative environment to bring their insights, innovation and technologies into our powerful research and drug development infrastructure.

•

Leveraging our core science and biotechnology experience.    We strive to attract, retain, and incentivize a unique team with significant strengths and experience in basic science, biotechnology, medicinal chemistry and clinical development. Over the last eight years, our team has identified multiple mechanisms that can selectively eliminate senescent cells, created potent senolytic molecules, and developed proprietary animal models to monitor senescent cell clearance. We have developed significant insight into the relationship between the accumulation of senescent cells and human disease. Further, our management team has extensive biotechnology and pharmaceutical experience and has played a leadership role in the creation of numerous FDA-approved medicines.

•

Opportunistically expanding our product portfolio.    Our internal research has identified multiple biological pathways that are potential targets for age-related diseases. We will search for opportunities to in-license novel medicines that we rapid advance into clinical development. We expect that our current leadership in the field of cellular senescence biology will serve as a foundation for us to develop numerous products to treat human disease.

•

Continuing to build a robust and defensible patent portfolio.    We are an innovative biotechnology company focused on developing novel insights into the biology of age-related diseases. Our current patent portfolio consists, on a worldwide basis, of more than 140 patents and pending applications in the United States and in foreign jurisdictions.  This includes 36 issued and allowed U.S. patents and patent applications and 18 granted and allowed foreign patents and applications respectively.  We intend to continue to aggressively develop, file and pursue additional patent protection for our innovative technologies and products.

Healthspan and Age-Related diseases

Age-related diseases such as arthritis, vision loss, pulmonary disease, and cognitive decline cause considerable economic, personal and societal burden. As individuals age, the prevalence of chronic disease increases, with 80% of older Americans having at least one chronic disease and 50% having two or more. This deterioration of health negatively impacts quality of life, and age-related diseases are typically chronic and persist from the time of onset until death.

Age-related diseases drive significant healthcare spending. It is estimated that providing healthcare for people over the age of 65 costs four to five times more than for younger individuals. The Centers for Medicare and Medicaid Services expect healthcare spending in the United States to exceed $5.2 trillion by 2025, which is equal to approximately 20% of the projected U.S. gross national product for the same year. According to the Centers for Disease Control and Prevention, the population of Americans aged 65 years or older is expected to nearly double by 2050, dramatically increasing the economic burden of aging. Moreover, age-related diseases have a detrimental impact on quality of life and older adults are often less optimistic about their future. Many of the 34 million family caregivers in the United States who support aging relatives experience a deterioration in their own health and well-being as a result.

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

How Senescent Cells Drive Age-Related Diseases: The SASP

Once cells become senescent, they begin secreting large quantities of more than 100 proteins, including pro-inflammatory factors that recruit the immune system, proteases that remodel the extra-cellular matrix, pro-fibrotic factors that drive the formation of dysfunctional matrix, and growth factors that perturb the function of the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to affecting normal tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that ultimately culminates in the formation of a functionally aged and/or diseased tissue that underlies a variety of age-related diseases.

Numerous SASP factors have been implicated as potentially contributing to human disease and it is now believed that the SASP is the primary means by which senescent cells drive specific age-related diseases. For example, a variety of single SASP factors (e.g., TNF-α and VEGF-A) have been demonstrated to drive human diseases by themselves and have been the target of well-known antibody therapeutics, including HUMIRA® and EYLEA®. While these antibodies are able to modify human disease by removing the activity of a single factor, we believe the clearance of senescent cells will remove the source of numerous SASP factors, providing improvement in both efficacy and duration-of-effect.

Our Therapeutic Paradigm

We were founded on the principle that the selective elimination of senescent cells and their accompanying SASP has the potential to slow, halt, or reverse age-related diseases. Our insights into senescent cell biology allow us to identify senescence-driven diseases, target the senescent cells driving a particular disease, and selectively eliminate these cells. The figure below illustrates this process.

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

Advantages of Our Approach

We believe that senolytic medicines—medicines that selectively eliminate senescent cells from diseased tissues—may have several advantages over other efforts to treat age-related diseases:

•

Senolytic medicines target a root cause of age-related diseases.    We believe that the accumulation of senescent cells is a root cause of many age-related diseases. Unlike treatments that inhibit the activity of a single factor (such as antibodies targeting single pro-inflammatory proteins), we believe a senolytic medicine that eliminates accumulated senescent cells and consequently also their associated SASP, could blunt the activity of numerous factors contributing to disease. As a result, senolytic medicines could have improved efficacy because they target diseases at their source and therefore may be able to normalize tissue levels of numerous disease-causing factors simultaneously.

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

•

Senolytic medicines restore tissues to a healthy state.    We believe senescent cells generally do not accumulate in young individuals and that the accumulation of senescent cells in older individuals interferes with normal tissue function. Our goal for the administration of senolytic medicines is to restore tissue to a functionally younger state.

Our Discovery and Development Strategy

We believe that each of our senolytic programs has the potential to address a root cause of an age-related disease. Our clinical development strategy is initially to develop senolytic medicines designed to be administered locally into diseased tissue (either by injection or inhalation), which reduces systemic toxicological risks by limiting drug exposure largely to the treated tissue. After demonstrating safety and efficacy in indications amenable to localized therapy, we plan to pursue the development of senolytic medicines that could be administered systemically, initially acting on specific tissues for which direct local administration is challenging. Ultimately, we envision the potential for systemic administration of senolytic medicines to selectively eliminate senescent cells throughout the body to treat age-related diseases that are not amenable to local treatment, such as kidney, liver, and heart disease. We are also developing medicines that act on aging mechanisms beyond cellular senescence, such as the administration of α-Klotho hormone.

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

Osteoarthritis, or OA, is a degenerative disease that negatively impacts all tissues of the joint including cartilage, the synovial tissue that encapsulates the joint, and the subchondral bone, causing pain and physical impairment. The effect of tissue degeneration causes the normally smooth joint cartilage to become fragmented and pitted, the synovial tissue to become inflamed and thickened, and the bone to develop abnormal morphology, all of which leads to a decrease in joint function and mobility. OA is a highly prevalent disease, symptomatically affecting as many as 10% to 15% of the world’s population over age 60, and results in a decline in quality of life. The most common joint affected by OA is the knee, followed by the hip, ankle, and shoulder. Importantly, the current standard of care begins with symptomatic treatment that temporarily addresses joint inflammation or controls pain. The natural progression of treatment often results in joint replacement surgery. Based on data from the Agency for Healthcare Research and Quality (a division of the U.S. Department of Health and Human Services) for 2009, the aggregate cost of knee and hip replacements in the United States was $42.3 billion. It is estimated that in 2010, nearly 7 million individuals in the United States were living with total hip or total knee replacements. The overall cost of OA is estimated to be greater than $150 billion per year in the United States.

OA of the knee is believed to be a heterogeneous and multifactorial disease.  We believe that the accumulation of senescent cells and associated SASP are significant contributing factors in OA disease. A number of SASP factors are secreted by senescent cells into the tissue and/or synovial fluid surrounding an affected joint, including (i) cytokines and chemokines which may cause inflammation, such as the interleukins IL-1ß and IL-6; (ii) proteases and protease inhibitors, which may cause tissue degradation, such as MMP-1, MMP-3 and MMP-13; and (iii) growth factors and adhesion molecules, which may lead to tissue remodeling, such as VEGF-C and ICAM-1. The presence and concentrations of these SASP factors may vary based on the tissue and fluid type, however we believe these SASP factors lead to cartilage loss, inflammation of the synovial membrane, bone abnormalities, degeneration of the joint cartilage and pain.

Evidence for Cellular Senescence Burden in Human OA Disease and Human Biomarker Discovery

To evaluate the link between cellular senescence, SASP accumulation and OA disease, we conducted a non-interventional biomarker study in 30 patients with primary OA of the knee.  Immunohistochemistry, or IHC, of the sampled tissue demonstrated p16-positive cells in a number of cell types within the synovial membrane. The degree of senescence was quantified in these samples by measuring the percentage of p16 positive cells relative to the total cell number in the specimen. Several significant findings were identified from this study.  First, the extent of senescence in the synovial membrane from each patient showed statistically significant correlation to the amount of pain each of those patients experienced, as measured at the start of the study using the Western Ontario and McMaster Universities Arthritis Index, or WOMAC, pain sub-scale (WOMAC-A), a commonly used standardized pain measure. Second, the extent of senescence in the synovial membrane, including in specific individual areas within the knee, showed statistically significantly correlation with the magnetic resonance imaging, or MRI, based synovitis score that evaluates 11 different regions within the knee. Finally, a relationship trend was identified when assessing the correlation between the extent of senescence and the grade of disease based on the Kellgren Lawrence, or KL, grade. When evaluating the relationship in patients with mild to moderately severe disease (KL grades 1-3), this relationship was statistically significant.

Mechanism of Action of UBX0101

UBX0101 is a small molecule inhibitor of the MDM2/p53 protein-protein interaction. The tumor suppressor p53 is a transcription factor that regulates a broad set of genes that control cellular functions including cell cycle arrest, cell death (or apoptosis), and senescence. MDM2 is a protein-ubiquitin ligase that marks proteins for destruction. UBX0101 binds to MDM2, raising p53 levels which in turn, we believe, causes the elimination of senescent cells.

UBX0101 Development

Phase 1 Results

In the second quarter of 2019, we reported results from a Phase 1 clinical study of UBX0101 in patients with painful, moderate-to-severe OA of the knee. The Phase 1 clinical study was randomized, double-blind and placebo-controlled and evaluated the safety, tolerability and pharmacokinetics of a single intra-articular injection of

UBX0101 in patients diagnosed with painful, moderate-to-severe painful OA of the knee. In the first portion of the study, the single ascending dose, or SAD portion, 48 patients were randomly assigned to receive one of six dose levels of UBX0101 (between 0.1 mg to 4.0 mg) or placebo in a 3:1 randomization. Primary endpoints were safety and tolerability. Secondary and exploratory endpoints included plasma pharmacokinetics, synovitis as measured by MRI, pain as measured using both the Numeric Rating Scale, or NRS (0-10 point scale) and the WOMAC-A scale (0-4 point scale), and measurement of SASP factors and disease-related biomarkers present in synovial fluid and plasma.

In the second portion of the study, a biomarker assessment, 30 patients were randomized to receive UBX0101 (4.0 mg dose) or placebo in a 2:1 randomization. Primary endpoints were safety and tolerability. Secondary and exploratory endpoints included changes in the levels of SASP factors and disease-related biomarkers present in synovial fluid and plasma, and pain. Synovial fluid samples were obtained at baseline and four weeks post-treatment. UBX0101 was well-tolerated up to the maximum administered dose of 4.0 mg.

Across both portions of the study, there were no serious adverse events and no patients discontinued because of an adverse event. There were no dose-dependent adverse events or relevant clinical laboratory findings. The majority of adverse events were mild and there were no relevant clinical laboratory findings.

In the SAD portion of the study, evaluation of pain by NRS, measured at 12 weeks, demonstrated a dose-dependent and clinically meaningful reduction. The range of mean baseline values was between 5.90 to 6.76 (Figure 1A).

	NRS
	CFBL	Pbo-Adj
Placebo (n=14)	-1.96	NA
Low doses (n=16)	-2.66	-0.65 (p = 0.42)
High doses (n=18)	-3.95	-1.98 (p < 0.01)

(Figure 1A). CFBL=change from baseline; Pbo-Adj=placebo adjusted; low doses=0.1, 0.2, and 0.4 mg; high doses=1.0, 2.0, and 4.0 mg

In the SAD portion of the study, evaluation of pain by WOMAC-A mean item score, measured at 12 weeks, demonstrated a dose-dependent and clinically meaningful reduction. The range of mean baseline values was between 1.80 to 2.36 (Figure 1B).

	WOMAC-A
	CFBL	Pbo-Adj
Placebo (n=14)	-0.74	NA
Low doses (n=16)	-0.49	+0.23 (p = 0.43)
High doses (n=18)	-1.09	-0.41 (p = 0.07)

(Figure 1B). CFBL=change from baseline; Pbo-Adj=placebo adjusted; low doses=0.1, 0.2, and 0.4 mg; high doses=1.0, 2.0, and 4.0 mg

In addition, 100% of patients receiving the 4.0 mg dose reached a clinically meaningful reduction of mean item score of 0.5 and 50% of such patients achieved a reduction of mean item score of greater than 1.5.

In the biomarker portion of the study, evaluation of pain by WOMAC-A mean item score, measured at 4 weeks, showed a numerical reduction that was not significantly different from placebo.

In the SAD portion of the study, evaluation of function by WOMAC-C mean item score (0-4 point scale) demonstrated a dose-dependent and clinically meaningful improvement. The range of mean baseline values was between 1.40 to 2.47 (Figure 1C).

	WOMAC-C
	CFBL	Pbo-Adj
Placebo (n=14)	-0.72	NA
Low doses (n=16)	-0.49	+0.22 (p = 0.43)
High doses (n=18)	-1.05	-0.35 (p = 0.13)

(Figure 1C). CFBL=change from baseline; Pbo-Adj=placebo adjusted; low doses=0.1, 0.2, and 0.4 mg; high doses=1.0, 2.0, and 4.0 mg

In the biomarker portion of the study, evaluation of function by WOMAC-C measured at four weeks showed a numerical reduction that was not significantly different from placebo.

Evaluation of stiffness by WOMAC-B mean item score (0-4 point scale) in both the SAD and biomarker portions of the study resulted in no significant differences between UBX0101 and placebo in changes in stiffness.   In the SAD portion of the study, patients were also evaluated using a patient global impression of change measurement which is a summary measure of treatment benefit from the perspective of the patient measuring their perception of improvement or worsening of their condition. A higher proportion of patients reported being “much improved” or “very much improved” versus placebo (placebo = 42.9%, low doses = 50.0%, high doses = 61.1%).

In both portions of the study, patients underwent knee MRI imaging with contrast enhancement and arthroscopy in order to evaluate synovial inflammation. No statistically significant change at any dose level was demonstrated as compared to placebo.

In the SAD portion of the study, an insufficient number of matched samples were collected due to a lack of adequate levels of synovial fluid in patients for sampling. Therefore, an analysis of change in biomarkers from baseline to 12 weeks was not performed. In the biomarker portion of the study, 19 biomarkers were analyzed across 20 matched pair samples. In approximately half of the biomarkers measured in synovial fluid (treatment versus placebo) modulation was observed consistent with elimination of senescent cells and the potential improvement in the tissue environment. Changes were observed in MMPs, tissue remodeling factors, and inflammatory cytokines. These biomarkers were: MMP-3, MMP-10, MMP-12, MMP-13, IL-6, IL-10, CCL20 (MIP-3a), CCL19 (MIP-3b), a2M, ICAM-1 and VEGF-C.

Phase 2 Study

In the fourth quarter of 2019, we initiated a Phase 2 study of UBX0101 in patients with painful, moderate-to-severe OA of the knee.  As of  mid-February 2020, this study was fully enrolled and we expect top-line results for 12- and 24-week endpoints in the second half of 2020. The study is randomized, double-blind, and placebo-controlled and will evaluate three doses (0.5 mg, 2.0 mg and 4.0 mg) of UBX0101 administered via a single intra-articular injection. The primary measure is an assessment of pain at 12 weeks using the WOMAC-A instrument. Secondary measures will include safety and tolerability, pain (by NRS) and function (by WOMAC-C) at 12 weeks, as well as all four measures at 24 weeks.

Phase 1b Study

In the first quarter of 2020, we initiated a Phase 1b study of UBX0101 in patients with painful, moderate-to-severe OA of the knee to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses. We intend to enroll approximately 36 patients and expect top-line results for 12- and 24-week endpoints from the second half of 2020 and the first half of 2021, respectively. This Phase 1b study is randomized, double-blind, and placebo-controlled and will evaluate an 8.0 mg dose of UBX0101 administered via a single intra-articular injection as well as two 4.0 mg doses of UBX0101 administered via intra-articular injection one month apart. The primary measures will be safety and tolerability. Secondary measures will include pain (using both the WOMAC-A and NRS instruments) and function (by WOMAC-C) at 12 weeks, as well as similar measures at 24 weeks.

Ophthalmology Programs

Unmet Need and Therapeutic Rationale

The majority of significant eye diseases are age-related, with the prevalence of vision-threatening disease increasing significantly over the age of 75. Of the 285 million individuals worldwide living with visual impairment, 65% are over the age of 50. The individual diseases that are associated with these figures include age-related macular degeneration, and diabetic eye diseases, all of which have a high prevalence and significant unmet need in either prevention or therapeutic options. The diseases we are evaluating as initial target indications for local administration of senolytic therapy in the eye are age-related macular degeneration, diabetic macular edema and diabetic retinopathy.

Age-Related Macular Degeneration

Age-related macular degeneration, or AMD, is the leading cause of irreversible vision loss in people over the age of 65 in the United States, where, in 2010, there were an estimated 1.8 million people with AMD. The total number of AMD cases in the United States is projected to more than double by 2050, reaching 5.4 million. The prevalence of AMD increases significantly with advancing age, with a prevalence rate of 1.63% in those aged 65 to 69 years which increases to 11.73% in those aged 80 years or older. AMD affects central vision, impairing functions such as reading, driving, and facial recognition, and has a major impact on quality of life and the ability to live independently. AMD is defined in three stages: (i) “early,” in which visual function is affected in the presence of signs of age-related changes in the retina such as drusen and pigmentary changes; (ii) “intermediate,” in which increasing degrees of macular lipid deposition and structural changes are noted; and (iii) “late,” in which central vision is compromised due to abnormal blood vessel growth (known as “wet” AMD) or advanced atrophy of the retina (known as “dry” AMD). AMD is a heterogenous, complex, multifactorial disease, with inflammatory, degenerative, genetic, and vascular factors all contributing to its development and progression. The potential role of senescent cells and the associated SASP in driving the two main presentations of the disease, both wet and dry forms, could prove a unifying mechanism across this complex disorder.

Standard of care for AMD is limited to anti-vascular endothelial growth factor, or anti-VEGF, drugs which control aspects of the wet form of the disease only. The development of therapeutic options for dry AMD has proven to be challenging and currently there are no approved therapies available to slow progression or reverse disease. And while wet AMD has been significantly impacted by anti-VEGF therapy, that approach is limited by the need for frequent, eye injections over a long period of time, a significant percentage of patients not completing or being non-responsive or poorly-responsive to anti-VEGF therapy, and the contribution of multiple other mechanisms at play in the disease beyond VEGF. Thus, there is considerable potential for a senolytic approach to impact disease progression and achieve stabilization in AMD via modulation of senescent cell burden and the accompanying SASP. SASP factors in AMD include molecules that promote abnormal blood vessel growth, inflammation, and fibrosis, all of which have been implicated in various stages of the disease. We believe that a senolytic medicine could have a meaningful and prolonged impact on the AMD disease state and help restore the cellular microenvironment to a more normal, pre-senescent state.

Diabetic Macular Edema

Diabetic macular edema is a condition in which high levels of blood glucose, or hyperglycemia, damage blood vessels in the central portion of the retina, or the macula, causing those vessels to leak fluid. The leaking fluid leads to swelling and subsequently to abnormalities of vision. The prevalence of diabetic macular edema, or DME, in the U.S. ranges from approximately 4.0% to 6.8% of people with diabetes who are 40 years of age or older. In 2010, it was estimated that 745,000 patients had DME. There is a high burden of DME among non-Hispanic blacks and robust associations with higher hemoglobin A1c and longer duration of underlying diabetes.

Because the prevalence of DME increases with increasing duration of hyperglycemia, macular edema is more likely to be found in eyes of patients who have a longer interval between the onset of diabetes and its discovery. Lower frequency of DME is expected in people who are diagnosed with diabetes by routine screening which is likely due to the fact that these people are closer to the time of “onset” of their diabetes than symptomatic patients who are known to have had type 2 diabetes for a number of years.

Despite the success achieved with anti-VEGF treatment for retinal disease like AMD that involve the proliferation of abnormal blood vessels, or neovascularization, in DME, the impact of this therapeutic approach has been more limited. This is due to the challenging nature of the therapeutic regimen (which entails monthly and or bimonthly IVT injections for at least a year), the number of cases that are refractory to anti-VEGF treatment (50% of DME patients), and the long-term complications of increased ischemia and retinal fibrosis associated with long-term treatment with anti-VEGF injections. As a result, there is an unmet need in this group of patients. Although VEGF has been identified as a major factor for neovascular disease, other factors, which we believe include SASP factors, are present in DME, including IL-1ß, TNF-a, IL-6, and TGF-ß, among others. Due to the multifactorial nature of the disease, a significant opportunity exists to develop a more comprehensive approach to the treatment of DME, such as senolysis, that targets the root cause of the disease.

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

Diabetic retinopathy is a complex multifactorial disease, characterized by progression through a series of stages of increasing severity. High glucose levels incite a variety of inflammatory and metabolic stress-induced events which leads to proliferation of new blood vessels and subsequent bleeding and swelling, which in turn causes visual loss or may lead to damaged blood vessels in which blood flow is blocked, leading to damage to the retinal photoreceptors and nerves supplied by those vessels. The risk of developing diabetic retinopathy and its severity increase with the duration of underlying diabetes. It is also associated with poor glycemic control and the presence of additional coexistent diseases, such as high blood pressure, high cholesterol levels, and impaired kidney function.

Current standard of care for diabetic retinopathy, which includes blood sugar control, anti-VEGF drugs, steroid injections, and laser therapy, is modestly effective. The limitations of existing therapy include general challenges with achieving diabetes control, the need for frequent intra-vitreal injections for the administration of anti-VEGF therapy, a significant percentage of patients not completing or being non-responsive to anti-VEGF therapy, and tissue destruction with permanent side effects from laser therapy. This presents a significant opportunity to design and develop a treatment paradigm, such as senolysis, that treats a root cause of the disease.

Evidence suggests that diabetic retinopathy is driven by the accumulation of senescent cells that are a direct result of elevated glucose levels in patients with diabetes. These senescent cells are triggered by local stresses in the retina and their accumulation drives the production of the accompanying ocular SASP factors, VEGF and platelet-derived growth factor, or PDGF. Overproduction of VEGF and IL-6 leads to ocular inflammation and abnormal blood vessel growth, key signatures of diabetic retinopathy. Thus, a senolytic approach could target multiple aspects of the underlying causes of diabetic retinopathy and ideally lead to greater therapeutic coverage in a wider range of patients. This elimination of senescent cell accumulation and accompanying SASP factors could limit further disease progression, reduce vessel leakage and inflammation, and prevent vision loss.

Evidence for Senescence Burden in Human Disease and Human Biomarker Discovery: AMD, DR and DME

We evaluated the presence of senescent cells in retinal donor tissue from normal verses AMD and DR/DME subjects by IHC staining for p16. We believe the resulting data support our hypothesis that the accumulation of senescent cells is linked to AMD and DR/DME.  Quantification of IHC images indicated a significant increase in senescent cell burden (as measured by p16+ cells) in both AMD and DR patient globes (Figure 2).

Figure 2. Quantification of senescent cell burden in AMD and DR/DME

We also compared the presence of senescence in human retinal microvascular endothelial cells, or HRMEC, verses retinal donor tissue from human DME/DR patients by evaluating the gene expression of several disease-relevant factors. Quantitative polymerase chain reaction, or qPCR, demonstrated elevations in the SASP factors VEGF, PDGF, IL1B, and TNF in senescent HRMEC, relative to non-senescent cells. These disease-relevant mediators have been reported to be elevated in DME/DR patients. We believe this data is consistent with our hypothesis that senescent cell accumulation and SASP factors play a central role in both DME and DR.

Mechanism of Action of UBX1325 and UBX1967 (Inhibitors of the Bcl-2 Family)

UBX1325 and UBX1967, the lead drug candidates in our ophthalmology program, are potent small molecule inhibitors of specific members of the Bcl-2 family of regulator proteins. The B-cell lymphoma 2, or Bcl-2, gene family encodes more than 20 proteins that regulate the intrinsic apoptosis pathway and are fundamental to the balance between cell survival and cell death. Inhibition of certain Bcl-2 family proteins results in cell death. Targeting this pathway has been studied extensively in connection with the search for new oncology medicines.

In Vitro and In Vivo Pharmacology Studies with UBX1325

We conducted an in vitro assessment of binding and efficacy of UBX1325 to determine both its potency for the Bcl-2 family protein targets and its potency at eliminating senescent cells. Biochemical assays for Bcl-2, Bcl-xL, and Bcl-w yielded binding affinities in the sub-nanomolar range. UBX1325 is a phosphate pro-drug that releases the active parent molecule known as UBX0601.  In order to assess the activity of UBX0601 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were exposed to increasing concentrations of UBX0601 for 72 hours. In this study, UBX0601 showed potent, concentration-dependent senolytic activity against human foetal lung cells, or IMR90, primary human umbilical vein endothelial cells, or HUVEC, and HRMEC as measured by reduction of senescent cell survival. UBX0601 also demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in the non-senescent HRMEC (Figure 3).

Figure 3. Concentration- dependent induction of apoptosis in HRMEC cells by UBX0601

We next studied the effects of UBX1325 in the retina in an in vivo model. We employed the mouse oxygen-induced retinopathy, or OIR, model, which provides an in vivo model of retinopathy of prematurity, or ROP, and DR. In this model, UBX1325 showed statistically significant improvement in the degree of neovascularization (Figure 4).

Figure 4. Intravitreal injection of UBX1325 reduced retinal neovascularization in the mouse OIR model

Based on these results in this key OIR model, we believe a single ocular injection of UBX1325 has the potential to functionally inhibit neovascularization and promote vascular repair. We believe the efficacy of UBX1325 in this OIR model is due to elimination of senescent cells and accompanying SASP that propagates senescence in retinal cells and promotes neovascularization of retinal vessels.

We then studied the in vivo efficacy of UBX1325 in a streptozotocin-induced diabetic mouse, or STZ, model to understand its effects in a diabetic retina, which shows phenotypes similar to the human diseased condition. In this STZ model, UBX1325 demonstrated a significant reduction in vascular leakage as measured by Evans Blue dye permeation (Figure 5A). UBX1325 also demonstrated an improvement in the electroretinogram, or ERG, as a measure of retinal/photoreceptor function (Figure 5B). At a dose of 200 pmol delivered per eye, UBX1325 led to significant increase in the amplitude of both the A- and B-waves (p<0.01 and p<0.0001, respectively) of the ERG when compared to the vehicle control group.  Lastly, the expression of several disease-relevant cytokines were elevated in the diabetic retina, but attenuation of those factors was not observed after administration of UBX1325.

Figure 5.  Streptozotocin-induced diabetic mice have increased retinal vascular leakage (5A) and decreased A-wave amplitude in ERG (5B).  Administration of UBX1325 attenuated each of these disease-relevant endpoints.

We are in the final phases of IND-enabling non-clinical toxicology studies of UBX1325 to evaluate its safety and tolerability. Manufacturing and testing of UBX1325 to support the initiation of clinical studies of UBX1325 is nearing completion.

In vitro and in vivo Pharmacology Studies with UBX1967

We conducted an in vitro assessment of binding and efficacy of UBX1967 to determine both its potency for the Bcl-2 family protein targets and its potency at eliminating senescent cells. In order to assess the activity of UBX1967 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were exposed to increasing concentrations of UBX1967 for 72 hours. In this study, UBX1967 showed potent, dose-dependent senolytic activity against IMR90 and HRMEC as measured by reduction of senescent cell survival. UBX1967 also demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in the non-senescent HRMEC (Figure 6).

Figure 6. Concentration- dependent induction of apoptosis in HRMEC cells by UBX1967

We next studied the effects of an intervitreal injection of UBX1967 in the retina in the mouse OIR in vivo model which provides an in vivo model of ROP and DR. In this model, UBX1967 showed statistically significant improvement in the degree of neovascularization at all dose levels (Figure 7).

Figure 7. Intravitreal injection of UBX1967 reduced retinal neovascularization in the mouse OIR model

Based on these results in this key OIR model, we believe a single ocular injection of UBX1967 has the potential to functionally inhibit pathogenic angiogenesis and promote vascular repair (Figure 8). We believe the efficacy of UBX1967 in the OIR model is due to elimination of senescent cells and accompanying SASP that propagates senescence in retinal cells and promotes neovascularization of retinal vessels.

Figure 8. Representative images from mouse OIR illustrate the reduction in neovascularization and vaso-obliteration after treatment with UBX1967

We then studied in vivo efficacy of UBX1967 in the STZ mouse model to understand its effects in a diabetic retina. In this model, UBX1967 demonstrated a reduction in vascular leakage as measured by Evans Blue dye permeation. Administration of UBX1967 significantly reversed leakage in the DMSO-based formulation (p<0.01) and demonstrated dose-dependent reversal in the PS-80-based formulation, although not statistically significant. UBX1967 also demonstrated an improvement in the ERG at all doses. At dose levels of between 2 – 200pmol delivered per eye, UBX1967 led to significant increase in the amplitude of both the A- and B-waves (p<0.001 and p<0.0001, respectively) of the ERG when compared to the vehicle control group.  The ERG amplitudes of UBX1967-treated groups were not significantly different from the non-diabetic control animals.

Finally, UBX1967 demonstrated a dose dependent reduction in the expression of several disease-relevant cytokines, namely IL1B (2 – 200pmol) and TNF mRNA (p<0.05 v. vehicle control) in the diabetic retina.

Figure 9.  Streptozotocin-induced diabetic mice have increased retinal vascular leakage (9A), decreased A-wave amplitude in ERG (9B), and increased cytokine expression (9C).  Administration of UBX1967 attenuated each of these disease-relevant endpoints.

We are in the final phases of IND-enabling non-clinical toxicology studies of UBX1967 to evaluate its safety and tolerability.  Manufacturing and testing of UBX1967 to support the initiation of clinical studies of UBX1967 is nearing completion.

Ophthalmology Development Plan

UBX1325 and UBX1967 are currently in the final phases of IND-enabling non-clinical toxicology studies. Both senolytic molecules are inhibitors of particular members of the Bcl-2 family of apoptosis regulatory proteins which have shown distinct pharmacokinetic profiles in preclinical studies. UNITY intends to complete IND-enabling studies for both molecules prior to selecting the first molecule to advance to a first-in-human study to explore safety and tolerability of this novel mechanism of action for age-related eye diseases. UNITY expects to initiate a Phase 1 safety study for this program in the second half of 2020 and receive top-line results from this study in 2021. The overall clinical program is directed at multiple age-related diseases of the eye, such as age-related macular degeneration, diabetic retinopathy and diabetic macular edema.

As part of our continued commitment to our ophthalmology indications, we also continue to design alternative senolytic molecules with differing mechanisms of action. We are also focused on the physiochemical properties of our small molecules and are developing approaches to optimize solubility, permeability, and pharmacokinetic, or PK, parameters to create favorable ocular absorption, distribution, metabolism, and residency profiles.

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

IPF is a severely debilitating fibrotic disease of the lung that primarily affects older adults and often leads to a progressive worsening of lung function, eventually leading to respiratory failure or lung transplantation. Increasing organ fibrosis causes a restriction of ventilation that symptomatically is perceived as a constant experience of suffocation. While the course of the disease is variable, the prognosis is uniformly poor with a median survival of about three to four years after diagnosis. In the United States, it is estimated to affect up to 90,000 people, with approximately 40,000 people dying each year. While the overall prevalence is not high, it increases substantially in people over the age of 65. The hypoxemia resulting from IPF ultimately necessitates the use of supplemental oxygen. Supplemental oxygen relieves shortness of breath and improves functional status and may play a role in ameliorating associated comorbidities such as secondary pulmonary hypertension. However, the use of supplemental oxygen requires equipment for administration that can place significant burden on patients, limiting their mobility and profoundly reducing quality of life.

Beyond the use of oxygen, there are two marketed products that were more recently made available for the treatment of IPF, nintedanib and pirfenidone, that are recommended by the American Thoracic Society. In clinical studies, these anti-fibrotic agents slowed the rate of decline in lung function over 52 weeks but did not show a significant effect on survival or disease exacerbations. IPF remains a fatal disease for which additional effective therapies that treat the underlying lung fibrosis to improve quality of life and survival are needed.

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

Evidence for Cellular Senescence Burden in Human Disease and Human Biomarker Discovery

Our exploratory work in IPF resulted in the identification of senescent cells associated with areas of active disease in lung tissue taken from patients with IPF. IHC staining for p16 in human IPF lung tissue demonstrated the presence of senescent cells. These cells were predominantly epithelial in origin and located in areas of fibrosis and at the leading edge of the disease, adjacent to areas of more normal lung tissue. These sites are likely amendable to access by inhalation therapeutics.

Importantly, the number of p16 positive cells was greater across all levels of fibrosis relative to that of normal tissue (p<0.0001 for group difference among means by one-way analysis of variance, or ANOVA). Additionally, there was a strong relationship between the extent of disease in a given area and the percentage of senescent cells present in those areas. At its peak, approximately 30% of the total cellularity in an affected region is comprised of senescent cells. These data support the hypothesis that elimination of senescent cells and its associated SASP could halt progressive fibrosis and potentially allow for restoration of pulmonary function. This further supports our hypothesis that IPF is related to SASP proliferation and suggests that treatment with senolytic molecules has the potential to treat the root cause of disease.

Preclinical Disease Model of Lung Fibrosis

We are currently exploring the efficacy of a senolytic mechanism in relevant in vivo models of fibrotic lung disease. Following local delivery, our lead molecule exhibits dose-dependent target engagement and subsequent induction of the apoptotic cascade in the mouse. Consistent with the in vivo activity,  the nonclinical PK demonstrates acceptable lung restriction with minimal systemic exposure. Finally, we’ve conducted exploratory safety assessment in two animal species with acceptable non-clinical safety and tolerability.

Development Plan in Pulmonary Diseases

We intend to advance our lead development candidate, an inhaled senolytic molecule for pulmonary indications, into IND-enabling studies and, subject to the acceptance by the FDA of an IND for such candidate, into human clinical trials. While IPF is currently our lead indication, we are also exploring inhaled administration opportunities in other lung diseases, such as pulmonary arterial hypertension, and in obstructive airway diseases such as COPD.

We expect our integrated pulmonary development plan will utilize patient safety data and pharmacological dose responses from the initial clinical study to accelerate the design of next-generation clinical studies in other pulmonary diseases. We expect that a Phase 1 program in any of these diseases would closely parallel our work in IPF and would take advantage of any learnings regarding pharmacokinetics following inhaled administration as well as biomarker and imaging responses. This approach should allow us to lay additional groundwork for a broader range of pulmonary diseases once we demonstrate the safety, tolerability, and pharmacodynamics of inhaled senolytic administration.

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

Strategy for Systemically Administered Senolytic Medicines

In addition to our discovery and development of locally administered senolytic medicines for the treatment of local disease, we are similarly investigating the systemic administration of senolytic medicines for the treatment of senescent cell-driven disease within specific organs, tissues, and cell types that are not amenable to local treatment.

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

α-Klotho Hormone

We are also evaluating the administration of α-Klotho hormone in age-related diseases. First discovered in 1997, the klotho gene was identified in mice as an “aging-suppressor” that accelerates aging when disrupted and extends lifespan when overexpressed. The α-Klotho hormone is a circulating hormone primarily produced in the kidneys and choroid plexus of the brain and was recently discovered to delay and suppress the deleterious effects of aging on multiple organs, including the brain. Circulating levels of α-Klotho hormone gradually decline with age and are implicated in chronic stress, cognitive impairment, and neurodegenerative disease.

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

We are exploring the utility of α-Klotho hormone in a variety of preclinical animal models of cognition and neurological function, with the intention of identifying a drug candidate.

Manufacturing

Our success as a company will depend on our ability to deliver reliable, high-quality preclinical and clinical drug supply. As we mature as a company and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical. We contract with third parties for the manufacture of our drug candidates for clinical studies. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical, and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

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

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing, drug product manufacturing, and drug product labeling, packaging and storage. We currently operate under purchase order programs for our drug candidates with Material Service Agreements in place, and we intend to establish long-term supply agreements in the future. We believe our current manufacturers have the scale, the systems, and the experience to supply all planned clinical studies.

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

We are aware of other companies seeking to develop treatments to prevent or treat aging-associated diseases through various biological pathways, including several large pharmaceutical companies that have exploratory programs as well as a number of earlier-stage companies. Most of these companies are either in early stages of discovery research in senescence or have not yet disclosed pipeline candidates or mechanisms of interest, and those companies that have disclosed pipeline candidates are targeting other pathways (e.g., resTORbio is developing candidates targeting TORC1). Hence, we believe that we currently have the most advanced program addressing cellular senescence.

Our drug candidates are likely to compete against current therapies from a wide range of companies and technologies, including therapies for our lead indications:

•

Musculoskeletal diseases, including osteoarthritis: current standard of care treatments (though not disease-modifying and focused on symptom management) include non-steroidal anti-inflammatory drugs (ibruprofen, diclofenac, celecoxib), intra-articular steroids (triamcinolone), analgesic pain relief (Acetaminophen), or narcotic pain relief (tramadol).

•

Ophthalmology diseases, including diabetic retinopathy: current standard of care treatments include anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab); intravitreal steroid (dexamethasone); and pan-retinal photocoagulation by laser for both neovascular AMD, DR, and DME. There is no currently available treatment for geographic atrophy form of AMD. There are potentially disease-modifying therapeutics are being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.
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

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed or optioned to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of α-Klotho hormone. As of March 1, 2020, we own, co-own, or have an exclusive license or exclusive option to license in certain fields of use more than 140 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 36 issued and allowed U.S. patents and applications and 18 granted and allowed foreign patents and applications, respectively.

Our cellular senescence patent portfolio includes patents and patent applications that are directed to our senolytic agents and programs, including our lead drug candidates UBX0101, UBX1325 and UBX1967, related molecules, and other compounds. We also have licensed the issued patents and patent applications covering the composition of matter and process manufacturing of UBX1967 under a license agreement with Ascentage Pharma Group Corp. Ltd., or Ascentage, and have an exclusive option to secure a license agreement from Ascentage to patents and patent applications covering UBX1325 on the same terms, as further described below.  Our cellular senescence patent portfolio includes patents and patent applications directed to compositions of matter, use for treating age-related conditions, and methods of manufacture.

Our patent portfolio, including patents and applications that we have exclusively licensed, directed to our α-Klotho hormone program, includes one issued U.S. patent, one allowed U.S. patent application, and eight pending patent applications in foreign jurisdictions.

In general, patents have a term of 20 years from the earliest claimed non-provisional priority date. Several of our issued U.S. and foreign patents that relate to UBX0101 and UBX1967 are scheduled to expire between approximately 2032 and 2037, and any future patents issued from applications that claim priority from our pending U.S. provisional patent applications would be scheduled to expire in 2040, assuming such applications are timely filed. The patent term may be extendible by up to five years in certain countries by means of patent term extension depending on the regulatory pathway and the remaining term upon marketing approval. Certain other patents and patent applications directed to our cellular senescence patent portfolio, if they were to issue, may have later expiration dates. Any pending U.S. provisional application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application.  If we do not timely file any non-provisional patent application, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application.

Osteoarthritis Program

We co-own a patent family directed to the treatment of senescence-related diseases, including osteoarthritis, by removal of senescent cells in or around the site of the disease. The other co-owners of this patent family are the Buck Institute for Research on Aging, or the Buck Institute, the Johns Hopkins University, and Mayo Clinic, each of which has granted us an exclusive license that extends to the treatment of senescence-related diseases in therapeutic areas. This patent family includes four issued U.S. patents and two granted foreign patents directed toward the use of UBX0101 for the treatment of osteoarthritis. One of these issued U.S. patents covers a unit dose of a pharmaceutical composition as a composition of matter, and the other three cover methods of treatment. Applications are also pending in the following 14 foreign jurisdictions: Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments or extensions.

We solely own a patent family directed to a scalable method of chiral synthesis of UBX0101, which includes two issued U.S. patents, one pending U.S. patent application, one granted Canadian patent, and pending applications in Australia, China, Europe, Japan, Mexico, Korea and Singapore. Future U.S. and foreign patents issued from this family are expected to expire in 2037, excluding any patent term adjustments and patent term extensions.

We additionally solely own two pending U.S. provisional applications covering aspects of our osteoarthritis program as studied in our Phase 1 clinical study of UBX0101 in patients with painful, moderate-to-severe OA of the knee, and our Phase Ib and Phase II clinical trial designs and projected results in similar patient populations.  Any future patents issued from applications that claim priority from our pending provisional U.S. patent applications would be scheduled to expire in 2040, assuming such applications are timely filed and excluding any patent term adjustments and patent term extensions.

Ophthalmology Program

We have entered into a license with Ascentage to a family of issued composition of matter patents and pending manufacturing patent applications directed to chemical entities including our lead drug candidate, UBX1967. This license grants us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan).  Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage. Patents in this family have been granted in the U.S., Korea, New Zealand, South Africa, Australia, Canada, Japan and Europe, and are pending in China, India and Singapore. Patents that issue from this family are expected to expire in 2032, excluding any patent term adjustments or extensions.

The UBX1967 license agreement with Ascentage also grants us the right to continue our preclinical development efforts with UBX1325 until the time we wish to submit an IND for UBX1325, at which point we would be required to either enter into a separate license agreement with Ascentage covering UBX1325, the terms of which would mirror the UBX1967 license agreement, or substitute UBX1325 for UBX1967 under the existing license agreement.  In either case, the UBX1325 license agreement would grant us with access to issued patents and patent applications covering the composition of matter and process manufacturing of UBX1325.

We co-own a patent family encompassing the use of Bcl-2/XL inhibitors generally to treat various age-related eye diseases (which also covers aspects of our osteoarthritis and ophthalmology programs) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to to this patent family in the field of senescence. To date, three U.S. patents have issued in this patent family which are directed to treating eye diseases, including age-related macular degeneration, all of which are expected to expire in 2035, excluding any patent term extensions.  Other patent applications are pending in the U.S., Australia, Canada, China, Europe, and Japan. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

We co-own with the Buck Institute a patent family encompassing the use of Bcl-2/XL inhibitors, including UBX1967 and UBX1325, for the treatment of various age-related eye diseases, including diabetic retinopathy and age-related macular degeneration. Patent applications in this family are pending in the U.S., Australia, Canada, China, Europe, Japan and Hong Kong. Future patents issued from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions.  We have an exclusive license from the Buck Institute to this patent family in the field of senescence.

We solely own a patent family covering the use of UBX1967 and UBX1325 to inhibit vaso-obliteration in the eye, and future patents issued from this family would be expected to expire in 2038 excluding any patent term adjustments and patent term extensions.  We also solely own a patent family that specifically claims the composition of matter of UBX1325 and methods of use of UBX1325.  Future patents issued from this family are expected to expire in 2038, excluding any patent term adjustments and patent term extensions.

Pulmonary Program

We are currently testing a number of drug candidates for the treatment of pulmonary disease. One of these compounds is covered as composition of matter by the issued patents and pending applications that are included in the patent family we have licensed from Ascentage. We solely own four patent families, two of which consist of provisional U.S. patent applications, that claim aspects of other candidate compounds as compositions of matter for the treatment of various pulmonary diseases, including idiopathic pulmonary fibrosis, or IPF, and chronic obstructive pulmonary disease, or COPD.  Future patents issued from these patent families, including any future patents issued from applications that claim priority from our pending provisional U.S. patent applications, would be expected to expire in 2038, 2039 and 2040, assuming such applications are timely filed and excluding any patent term adjustments and patent term extensions.

We also co-own two families of pending patent applications directed to the use of Bcl inhibitors for the treatment of pulmonary disease, including IPF and COPD (which also cover aspects of our osteoarthritis and/or ophthalmology programs). One of these patent families is co-owned by the Buck Institute and us. The patents within the other family that are relevant for pulmonary indications are co-owned by the Buck Institute, the Mayo Clinic and us. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to these patent families in the field of senescence. Patent applications in both these families are pending in the U.S., Australia, Canada, China, Europe, and Japan. Future U.S. and foreign patents issued from these families are expected to expire in 2035 and 2036, excluding any patent term adjustments and patent term extensions.

Other Anti-Aging Programs

We have entered into an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of α-Klotho hormone for the development of human therapeutics. Our patent portfolio includes one issued U.S. patent, one allowed U.S. patent application, one pending patent application in each of the U.S. and in Australia, Canada, Europe, Hong Kong, India and Japan, and two pending patent applications in China. Patents that issue from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions.

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

We also protect our brand through procurement of trademark rights. As of March 2020, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in both the United States and the European Union as well as other foreign jurisdictions. The mark UNITY® is also registered in the U.S. and in the European Union. In order to supplement protection of our brand, we have also registered several internet domain names.

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

The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with GLP regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study may be initiated;
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

•

Phase 1.The drug or biologic is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2.The drug or biologic is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3.The drug or biologic is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.

•

Phase 4.In some cases, the FDA may condition approval of an NDA or BLA for a drug candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.

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

Once an NDA or BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application receives priority review, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification.

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

The FDA may give a priority review designation to drugs or biologics that are designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available therapies. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months. These six- and 10-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Products that are eligible for fast-track designation may also be eligible for priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies, or such post-marketing studies fail to confirm the predicted clinical benefit.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. This designation includes all of the features of fast track designation, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Fast track designation, priority review, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application user fee.

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

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In March 2010, former President Obama signed the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and other efforts to repeal or replace the Affordable Care Act in the future. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Licenses and Collaborations

Description of Ascentage Agreements

In February 2016, we entered into several related agreements with Ascentage Pharma Group Corp. Limited, or, Ascentage, based in Hong Kong, China. These agreements include (i) a compound library and option agreement, which includes a template form of license agreement, (ii) a license agreement covering an initial compound, APG1252, and (iii) a research services agreement.  In January 2019, we entered into another license agreement granting us development and commercialization rights to UBX1967 and the right to continue preclinical development efforts with another Ascentage-controlled Bcl-2 inhibitor compound.

Library Agreement and License Template

The compound library and option agreement, or library agreement, gives us access to Ascentage’s existing collection of Bcl-2 inhibitor compounds, as well as any additional Bcl-2 inhibitor compounds developed during the term of the library agreement, in order to screen such compounds for senolytic activity. The library agreement permits us to nominate up to 15 such compounds at any given time for further evaluation and subsequently to select up to five of such selected compounds for preclinical development and an additional five as back-up compounds. Prior to commencing IND-enabling toxicology studies on an Ascentage compound of interest, we must formally designate the compound as a development candidate under the library agreement and enter into a separate license agreement with Ascentage covering that compound on the terms set forth in the template form of license agreement. The library agreement includes exclusivity provisions that (i) prohibit us from developing Ascentage Bcl-2 compounds for oncology indications, (ii) prohibit Ascentage from researching or developing certain Bcl-2 compounds for non-oncology indications under any circumstances, and (iii) prohibit Ascentage from researching or developing certain other Bcl-2 compounds for a specified set of non-oncology indications under certain circumstances. The term of the library agreement is determined by a formula that is linked to the term of the research services agreement, with a maximum term of six years. The library agreement may be terminated by either party due to the other party’s uncured material breach of the library agreement.

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

Research Agreement

In conjunction with the library agreement we also entered into a research services agreement with Ascentage under which we provide $500,000 per year in funding to Ascentage for the further development of Bcl-2 inhibitor compounds, which we retain the right to access under the library agreement. The research agreement has a term of up to four years from the effective date of February 2, 2016, provided that the research agreement may be terminated by us for convenience after the first year, by either party due to the other party’s uncured material breach, and by Ascentage if we fail to make the $500,000 payment in any given year.  On February 2, 2020, this agreement expired by its terms and was not renewed.

UBX1967 License Agreement

In January 2019, we entered into our second license agreement with Ascentage granting rights to UBX1967 (which Ascentage calls APG1197) on the template license terms described above, including up to $38.0 million of potential cash milestone payments and low-single digit royalties. Under the terms of this license agreement, Ascentage has granted us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 for all non-oncology indications outside of Greater China. Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage. The UBX1967 license agreement also grants us the right to continue our preclinical development efforts with another Ascentage-controlled Bcl-2 inhibitor compound.  In the event we wish to pursue clinical development of the additional compound as well as UBX1967, we will be required to enter into a separate license agreement with Ascentage on the template license terms described above. In connection with the UBX1967 license agreement, we issued 106,667 shares of common stock to Ascentage and 26,667 shares of common stock to the University of Michigan as an upfront license fee in the first quarter of 2019. The UBX1967 License Agreement may be terminated by either party due to an uncured material breach of the agreement but the other party, and we may terminate for convenience on a licensed product-by-licensed product basis.  In November 2019, we entered into an amendment to the UBX1967 license agreement that removed certain field and territory limitations from a provision granting us exclusivity and amended the schedule of licensed patents to include certain additional patents relating to UBX1967. In January 2020, we entered into a second amendment to the UBX1967 license agreement which further amended and restated the schedule of licensed patents.

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

Employees

As of March 1, 2020, we had 98 employees, all of whom were full-time. Approximately 44% of our employees hold advanced degrees. The majority of our employees work in our corporate headquarters. None of our employees is represented by a labor union or a collective bargaining agreement.

Facilities

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019.   Substantially all our employees work at our corporate headquarters.

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

Item 1A. Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our condensed financial statements and the notes accompanying those financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 clinical study of UBX0101, a senolytic small molecule inhibitor of the MDM2/p53 protein-protein interaction, in patients with osteoarthritis, or OA, of the knee and announced initial results in the second quarter of 2019. We initiated a Phase 2 clinical study in OA of the knee in the fourth quarter of 2019 and we expect top-line results for 12- and 24-week endpoints in the second half of 2020.  We also initiated a Phase 1b study to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses of UBX0101 in the first quarter of 2020. We expect top-line results for 12- and 24-week endpoints from the Phase 1b study in the second half of 2020 and the first half of 2021, respectively.

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2019 and 2018, was approximately $82.2 million and $76.4  million, respectively. As of December 31, 2019, we had an accumulated deficit of $245.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of December 31, 2019, we had capital resources consisting of cash, cash equivalents, and marketable securities of $125.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101, UBX1325 and UBX1967, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX1325, UBX1967, or any other drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 2 clinical study of UBX0101, which we initiated in the fourth quarter of 2019, the Phase 1b clinical study of UBX0101, which we initiated in the first quarter of 2020, and our planned initial clinical studies in our ophthalmology program;

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

We also could choose or be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or drug candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our drug candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of debt and equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets may be negatively impacted by events such as pandemics or public health emergencies. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We plan to continue to develop a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue and we are currently advancing programs in musculoskeletal, ophthalmologic, and pulmonary disorders. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional age-related diseases, such as kidney disease, liver disease, and neurodegenerative disease. In addition to our efforts to eliminate senescent cells, we are also advancing other programs with the potential to extend human healthspan, including the administration of the administration of α-Klotho hormone.

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we completed a Phase 1 clinical study of UBX0101 in patients with OA of the knee in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019. In addition, we initiated a Phase 1b clinical study of UBX0101 in OA in the first quarter of 2020.  To advance our ophthalmology program, we intend to complete Investigational New Drug application, or IND, -enabling studies for our two lead drug candidates, UBX1325 and UBX1967, prior to selecting the first molecule to advance into a first-in-human clinical study. As a result, we expect to initiate a Phase 1 study for this program in the second half of 2020 and receive initial results from this study in 2021.  We expect to explore multiple age-related eye diseases in our ophthalmology program.

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

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, our ability to make certain claims about our products, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

•	the timing of receipt of approvals for our drug candidates from regulatory authorities in the United States, or U.S., and internationally;

•	coverage and reimbursement policies with respect to our drug candidates, if approved, and potential future drugs that compete with our products;

•	the level of demand for our products, if approved, which may vary significantly over time; and

•	potential disruption caused by unforeseen events such as pandemics and public health emergencies, like the coronavirus.

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

We are developing a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or causing the elimination of accumulated senescent cells and their associated Senescence Associated Secretory Phenotype, or SASP, when administered locally. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional other age-related diseases such as kidney disease, liver disease, and neurodegenerative disease. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, our approach to treating age-related diseases is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We have only recently begun testing our senolytic molecules in humans and the majority of our current data is limited to pre-clinical animal models and in vitro cell lines, the results of which may not translate into humans. We currently have no conclusive evidence in humans, that the accumulation of senescent cells and resulting exposure to SASP factors is the underlying cause of tissue damage and dysfunction associated with many age-related diseases.

The indications we are currently pursuing, including OA, of the knee, and several age-related eye diseases, we believe to be heterogeneous and multifactorial diseases driven by multiple factors, including those that could potentially be SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed to achieve a meaningful clinical benefit and we do not yet know which of the SASP factors might be most important in each disease or whether we can measure them. For example, our Phase 1 OA study was designed to measure up to 24 SASP factors and disease biomarkers we believe to be relevant to OA in humans.  Of these 24 SASP factors and disease biomarkers, a subset of 19 in the Phase 1 OA study met criteria we established to enable meaningful measurement and analysis.  Of these 19 SASP factors and disease biomarkers, ten increased or decreased in a manner we believe consistent with a mechanism involving disease modulation, one was not consistent with such a mechanism, and changes in the remaining eight were not reliably different from the placebo arm. As such, there can be no assurances that even if we are able to develop senolytic medicines capable of eliminating or causing the elimination of senescent cells and thereby modulating their associated SASP factors, that such medicines would safely and effectively treat age-related diseases.

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

No regulatory authority has granted approval for a senolytic medicine. As such, we believe the U.S. Food and Drug Administration, or the FDA, has limited experience with senescence, which may increase the complexity, uncertainty and length of the clinical development and regulatory approval process for our drug candidates. We may never receive approval to market and commercialize any drug candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical studies to obtain approval or be subject to post-marketing testing requirements to maintain marketing authorization. If our senolytic molecules prove to be ineffective, unsafe or commercially unviable, our entire senolytic platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent on the successful development, regulatory approval, and commercialization of our drug candidates, all of which are in early stages of development and none of which have been tested in a human subject.

We have no products approved for sale and all of our drug candidates are in early stages of development. We completed a Phase 1 clinical study of our first lead drug candidate, UBX0101, in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in the fourth quarter of 2019 and a Phase 1b clinical study of both a higher dose and repeat doses in the first quarter of 2020.  To advance our ophthalmology program, we intend to complete IND-enabling studies for our two lead drug candidates, UBX1325 and UBX1967, prior to selecting the first molecule to advance into a first-in-human clinical study. As a result, we expect to initiate a Phase 1 study for this program in the second half of 2020 pursuant to which we intend to explore multiple age-related eye diseases. UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials. For example, in preclinical studies, we observed that UBX1967 showed sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of such preclinical studies would be longer than originally anticipated due to the extended exposure profile, which caused us to continue to preclinical studies of UBX1325 in parallel and delayed the commencement of our initial Phase 1 study for age-related eye diseases.

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

In the future, we may also become dependent on other drug candidates that we may develop or acquire. The clinical and commercial success of our drug candidates and future drug candidates will depend on a number of factors, including the following:

•	our ability to raise any additional required capital on acceptable terms, or at all;

•	our ability to complete IND-enabling studies and successfully submit an IND or comparable applications in foreign jurisdictions;

•

timely completion of our preclinical studies and clinical studies, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors, some of whom could be adversely impacted by unforeseen events such as pandemics and public health emergencies, like the coronavirus;

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

•	the willingness of physicians, professional societies, operators of clinics, hospitals, and patients to recommend, utilize or adopt any of our future drug candidates to treat age-related diseases;

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

We have not previously submitted a new drug application, or NDA, or biologics license application, or BLA, to the FDA, or similar approval filings to comparable foreign regulatory authorities. An NDA, BLA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the drug candidate is safe and effective, or that a biological drug candidate is safe, pure and potent for each desired indication. The NDA, BLA or other relevant regulatory submission must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our drug candidates is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical studies;

•	our inability to demonstrate that the clinical and other benefits of any of our drug candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the formulation, labeling or specifications of UBX0101, UBX1325, UBX1967, or any of our future drug candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or

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

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for any of our drug candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical studies which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve our lead drug candidates for limited indications or narrower patient populations than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve our drug candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such drug candidates.

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

Additionally, with respect to our initial clinical trials for our senolytic drug candidates, we may be unable to accurately predict whether or in what manner we will be able to measure the impact of a drug candidate on relevant SASP factors and disease biomarkers. For example, in the initial single ascending dose, or SAD, portion of our Phase 1 OA study, we intended to collect synovial fluid from the knee joint; however, in a number of cases, we were unable to obtain a sufficient amount of fluid for analysis of biomarkers. As a result, we expanded the study to include a second portion for biomarker assessment.  This second portion involved an additional cohort of patients and an alternative procedure, saline lavage, intended to provide a greater number of sufficient samples size for SASP and disease biomarkers assessment.

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

Although we completed our Phase 1 clinical study of UBX0101 in OA in the second quarter of 2019 and initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019 and a Phase 1b clinical study of UBX0101 in OA in the first quarter of 2020, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies of UBX0101, in completing ongoing studies of our other drug candidates or in initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

•

encountering difficulties in gathering the range of biological data from patients needed to fully assess the impact of our drug candidates, such as the challenges we encountered in collecting synovial fluid from OA patients in the single ascending dose portion of our Phase 1 clinical study;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	addressing subject safety concerns that arise during the course of a trial;

•	adding a sufficient number of clinical study sites; or

•

obtaining sufficient product supply of drug candidate for use in preclinical studies or clinical studies from third-party suppliers some of whom could be adversely impacted by unforeseen events such as pandemics and public health emergencies, like the coronavirus.

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

•

the number of patients required for clinical studies of our drug candidates may be larger than we anticipate, enrollment in these clinical studies may be slower than we anticipate, or participants may drop out of these clinical studies at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical studies of our drug candidates in a timely manner, or at all;

•

we or our investigators might have to suspend or terminate clinical studies of our drug candidates for various reasons, including non-compliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, a finding that the participants are being exposed to unacceptable health risks, or due to unforeseen events such as pandemics and public health emergencies, like the coronavirus;

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

Further, conducting clinical studies in foreign countries, as we may do for certain of our drug candidates, presents additional risks that may delay completion of our clinical studies. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries including those caused by unforeseen events such as pandemics and public health emergencies, like the coronavirus.

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

We are committed to developing senolytic medicines that slow, halt or reverse age-related diseases and we are currently advancing multiple senolytic molecules to address a variety of age-related diseases, including musculoskeletal, ophthalmologic and pulmonary disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that the elimination of the accumulation of senescent cells and modulation of their accompanying SASP can treat a root cause of many diseases of aging, which may never be successfully validated in a human. The indications we are currently pursuing, including OA of the knee and several age-related eye diseases, we believe to be heterogeneous and multifactorial diseases driven by multiple SASP factors. While evidence suggests that, in each case, individual SASP factors contribute to the disease, it is our belief that modulation of multiple factors is likely needed for a meaningful clinical benefit to be observed and we do not yet know which of the SASP factors will be most important or whether we can measure them.

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

In addition, we believe that many age-related diseases will require the development of senolytic medicines that can be administered systemically and that our ability to realize the full potential of extending human healthspan will require additional non-senescence based therapeutic approaches. As a result, we intend to continue to dedicate resources and effort to better understand fundamental aging mechanisms, such as loss of circulating factors such as α-Klotho hormone, and translate these insights into human medicines. However, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited and our non-senolytic programs are based on emerging science. We therefore cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunities may be limited.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than in our Phase 1 clinical study of UBX0101, which was completed in the second quarter of 2019, and our ongoing Phase 2 and Phase 1b clinical studies of UBX0101, which were initiated in the fourth quarter of 2019 and the first quarter of 2020, respectively, senolytic medicines designed to eliminate or cause the elimination of senescent cells and associated SASP have never been tested in humans. As a result, even though in our completed Phase 1 clinical study UBX0101 was generally well tolerated up to the maximum administered dose of 4.0 mg in Parts A and B of the study, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells, however the elimination of accumulated senescent cells may result in unforeseen events, including by harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

We do not have the infrastructure or capability internally to manufacture supplies of our drug candidates or the materials necessary to produce our drug candidates for use in the conduct of our clinical studies, and we lack the internal resources and the capability to manufacture any of our drug candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our drug candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture or our drug candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our drug candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates.

We currently intend to supply all of our drug candidates in all territories for our clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates progress through the clinical trial process. Some of these third parties may also be adversely impacted by unforeseen events such as pandemics and public health emergencies, like the coronavirus.

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

We rely on third-party suppliers for the raw materials required for the production of our drug candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our drug candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our drug candidates, including limiting supplies necessary for clinical studies and regulatory approvals, which would have a material adverse effect on our business.

We rely on third parties in the conduct of critical portions of our preclinical studies and intend to rely on third parties in the conduct of critical portions of our future clinical studies. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our drug candidates. Some of these third parties may also be adversely impacted by unforeseen events such as pandemics and public health emergencies, like the coronavirus.

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

We have conducted in the past and are currently conducting preclinical trials in the United States, Canada and China and contract with third-party suppliers in the United States, China and Denmark. Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks.  In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, pandemics and public health emergencies, such as the coronavirus, could disrupt the ability of our third-party service providers, including Wuxi AppTec (Hong Kong) Limited, which conducts certain preclinical studies of our drug candidates in China pursuant to a services agreement we entered into in 2016, to provide us with services that are critical to the development of our drug candidates. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid technological and scientific change, and our drug candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical study expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for drug candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, certain of our drug candidates, if approved, may compete with other products that treat age-

related diseases, including over the counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

We are aware of other companies seeking to develop treatments to prevent or treat aging-related diseases through various biological pathways, including Calico and resTORbio. Within our three leading senolytic programs, our drug candidates would compete against current therapies from a wide range of companies and technologies, including:

•

Musculoskeletal diseases, including osteoarthritis: current standard of care treatments (though not disease-modifying and focused on symptom management) include non-steroidal anti-inflammatory drugs (ibuprofen, diclofenac, celecoxib), intra-articular steroids (triamcinolone), analgesic pain relief (Acetaminophen), or narcotic pain relief (tramadol).

•

Ophthalmology diseases, including diabetic retinopathy: current standard of care treatments include anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab); intravitreal steroid (dexamethasone); and pan-retinal photocoagulation by laser for both neovascular AMD, DR, and DME. There is no currently available treatment for geographic atrophy form of AMD. There are potentially disease-modifying therapeutics are being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our drug candidates as substitutable and only offer to reimburse patients for the cost of the less expensive product. Even if we show improved efficacy or improved convenience of administration with our drug candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our drug candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our drug candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our drug candidates and may not be able to obtain a satisfactory financial return on our investment in the development of drug candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our drug candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits.

Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug candidates. Accordingly, in markets outside the U.S., the reimbursement for our drug candidates may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

As of March 1, 2020, we had 98 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as our senior scientists. In early March 2020, we announced that our Chairman and Chief Executive Officer, Keith R. Leonard, would resign from his position as Chief Executive Officer and that Anirvan Ghosh, Ph.D. had been appointed to replace him effective as of March 30, 2020.  Although Mr. Leonard will continue to serve as Chairman of our Board of Directors, disruption caused by the transition or by the loss of ongoing services of any other members of our senior management team or our senior scientists could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical studies or the commercialization of our lead drug candidates or any future drug candidates. In addition, in the months following the Chief Executive Officer transition it may be more difficult to evaluate the effectiveness, on an individual or collective basis, of our senior management team and its ability to address future challenges to our business.

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

We utilize external collaborations and currently maintain approximately five active early-stage research and discovery focused collaborations. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our drug candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations, or other arrangements that we may establish may not be favorable to us.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat age-related diseases, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Weakened or delining economic conditions could be caused by a number of factors including pandemics and public health emergencies, like the coronavirus. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, other natural disasters or unforeseen pandemics and public health emergencies, like the coronavirus, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Measures taken in response to a pandemnic, such as the coronavirus, which causes a public health emergency, could also disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If we are unable to obtain, maintain and enforce intellectual property protection directed to our senolytic medicine platform and any future technologies that we develop, others may be able to make, use, or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

As of March 1, 2020, we own, co-own, or have an exclusive license or exclusive option to license in certain fields of use to more than 140 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 36 issued and allowed U.S. patents and applications and 18 granted and allowed foreign patents and applications, respectively.

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

In addition, we have a number of international patents and patent applications and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. The laws of some international jurisdictions may not protect intellectual property rights to the same extent as laws in the U.S., and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in international jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in international jurisdictions, our business prospects could be substantially harmed.

Varying filing dates in international countries may also permit intervening third parties to allege priority to certain technology.

Patent terms may be shortened or lengthened by, for example, terminal disclaimers, patent term adjustments, supplemental protection certificates, and patent term extensions. Patent term extensions and supplemental protection certificates, and the like, may be impacted by the regulatory process and may not significantly lengthen the patent term. Non-payment or delay in payment of patent fees or annuities, delay in patent filings or delay in extension filing (including any patent term extension or adjustment filing), whether intentional or unintentional, may also result in the loss of patent rights important to our business. Certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

In addition to the protection afforded by patents, we rely on confidentiality agreements to protect confidential information and proprietary know how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our drug candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. We may in the future rely on trade secret protection, which would be subject to the risks identified above with respect to confidential information.

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

Adverse proceedings such as litigation can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement proceeding, a court or other judicial body may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property litigation and may have significantly broader patent portfolios to assert against us if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our clinical studies;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug candidates or put pressure on our product pricing. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products.

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

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

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

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, or the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law for tax years beginning after December 31, 2017 may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21%, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent.  As of December 31, 2019, we had sold 3,974,908 shares of common stock under the Sales Agreement for total net proceeds of $26.1 million.  If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

During the course of our review of our internal controls we may identify deficiencies in our internal controls that we must remediate. If we identify a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend in part on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post- change income or taxes may be limited. We may have experienced ownership changes prior to December 31, 2019 and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards arising in tax years ending after December 31, 2017. For net operating loss carryforwards, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty- year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019.   Substantially all our employees work at our corporate headquarters. Our headquarters were previously located in Brisbane, California, where we lease approximately 39,000 square feet of office and laboratory space pursuant to a lease dated May 13, 2016.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2020, there were 69 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Sales of Unregistered Securities

From January 1, 2019 through December 31, 2019 we issued the following unregistered securities:

1.

In January 2019, we issued 106,667 shares of our common stock to Ascentage Pharma Group Corp. Limited (“Ascentage”) as an upfront license fee payment for rights granted under a license agreement with Ascentage dated January 2, 2019, covering an Ascentange-controlled compound known as UBX1967 (the “UBX1967 License Agreement”). The issuance of such was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and Ascentage represented to us that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

2.

In March 2019, we issued 26,667 shares of our common stock the University of Michigan in in satisfaction of Ascentage’s obligation to pay a sublicense fee to the University of Michigan in connection with the UBX1967 License Agreement.  The issuance of such shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and the University of Michigan represented to us that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

3.

In June 2019, we issued 120,000 shares of our common stock to a nominee of The Regents of the University of California (“UC Regents”) pursuant to a license agreement we entered into with UC Regents on behalf its San Francisco campus, on May 23, 2019. The issuance of such shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and UC Regents represented to the Company that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

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

We derived our selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and our balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this report. We derived our selected statements of operations data for the year ended December 31, 2016 and our balance sheet data as of December 31, 2017 and 2016 from our audited financial statements which are not included in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Contribution revenue	$—	$—	$1,382	$—
Operating expenses:
Research and development	70,957	58,907	37,373	13,707
General and administrative	20,046	16,016	9,617	5,137
Change in fair value of contingent consideration	(1,352)	4,542	—	—
Total operating expenses	89,651	79,465	46,990	18,844
Loss from operations	(89,651)	(79,465)	(45,608)	(18,844)
Loss on extinguishment of promissory notes	—	—	—	(9,377)
Interest income (expense), net	3,289	3,312	1,055	(2,183)
Other income (expense), net	4,185	(245)	(103)	—
Net loss	$(82,177)	$(76,398)	$(44,656)	$(30,404)
Net loss per share, basic and diluted(1)	$(1.88)	$(2.70)	$(13.97)	$(11.42)
Weighted average number of shares used in computing net loss per share, basic and diluted(1)	43,624,807	28,269,907	3,197,516	2,662,841

(1)

See Note 12 to our audited financial statements for an explanation of the calculations of our basic and diluted net loss per common share and the weighted-average number of common shares used in the computation of the per share amounts.

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,473	$15,399	$7,298	$89,286
Marketable securities	87,533	155,736	84,330	—
Working capital	112,271	156,383	80,983	89,718
Total assets	151,221	181,375	102,024	96,648
Convertible preferred stock	—	—	173,956	131,089
Accumulated deficit	(245,455)	(163,278)	(86,880)	(42,224)
Total stockholders’ equity (deficit)	120,707	160,693	(83,113)	(41,536)

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

In June 2019, we reported top-line results from our Phase 1 clinical study of UBX0101, our lead product candidate, in patients with moderate-to-severe osteoarthritis, or OA, of the knee. The study demonstrated that UBX0101 was well-tolerated. Dose-dependent improvement in several clinical measures, including pain and function, as well as modulation of multiple senescence-associated secretory phenotype (SASP) factors and disease-related biomarkers, was observed after a single dose of UBX0101.

In the fourth quarter of 2019, we initiated a Phase 2 study of UBX0101 in patients with painful, moderate-to-severe OA of the knee.  As of  mid-February 2020, this study was fully enrolled and we expect top-line results for 12- and 24-week endpoints in the second half of 2020. The study is randomized, double-blind, and placebo-controlled and will evaluate three doses (0.5 mg, 2.0 mg and 4.0 mg) of UBX0101 administered via a single intra-articular injection. The primary measure is an assessment of pain at 12 weeks using the WOMAC-A instrument. Secondary measures will include safety and tolerability, pain (by NRS) and function (by WOMAC-C) at 12 weeks, as well as these same measures at 24 weeks.

In the first quarter of 2020, we initiated a Phase 1b study of UBX0101 in patients with painful, moderate-to-severe OA of the knee to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses. We intend to enroll approximately 36 patients and expect top-line results for 12- and 24-week endpoints from the second half of 2020 and the first half of 2021, respectively. This Phase 1b study is randomized, double-blind, and placebo-controlled and will evaluate an 8.0 mg dose of UBX0101 administered via a single intra-articular injection as well as two 4.0 mg doses of UBX0101 administered via intra-articular injection one month apart. The primary measures will be safety and tolerability. Secondary measures will include pain (using the WOMAC-A and NRS instruments) and function (by WOMAC-C) at 12 weeks, as well as similar measures at 24 weeks.

Our lead ophthalmology candidates, UBX1325 and UBX1967, are currently in the final phases of Investigational New Drug, or IND, -enabling non-clinical toxicology studies. Both senolytic molecules are inhibitors of particular members of the Bcl-2 family of apoptosis regulatory proteins which have shown distinct pharmacokinetic profiles in preclinical studies. We intend to complete IND-enabling studies for both molecules prior to selecting the first molecule to advance to a first-in-human study to explore safety and tolerability of this novel mechanism of action for age-related eye diseases. We expect to initiate a Phase 1 safety study for this program in the second half of 2020 and receive initial results from this study in 2021. The overall clinical program is directed at multiple age-related diseases of the eye, such as age-related macular degeneration, diabetic retinopathy and diabetic macular edema.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $82.2 million and $76.4 million for the years ended December 31, 2019 and 2018, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of December 31, 2019, we had an accumulated deficit of $245.5 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

We entered into a lease agreement in February 2019 for our new corporate headquarters, office and laboratory space in South San Francisco, California. The lease agreement, which has an initial term of ten years, commenced in May 2019. Pursuant to the lease agreement, the landlord provided us with a tenant improvement allowance of up to $7.8 million and will finance up to $2.9 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  The value of this tenant improvement allowance of $10.7 million was recorded as a component of deferred rent and leasehold improvements on the balance sheet at December 31, 2019. Our corporate headquarters were formerly located in Brisbane, California, where we lease approximately 39,000 square feet of office and laboratory space pursuant to a lease dated May 13, 2016. We identified and moved into our new office in South San Francisco in 2019 to accommodate our anticipated growth.

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

On June 3, 2019, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen will act as sales agent, or the ATM Offering Program.  During the year ended December 31, 2019, we issued and sold 3,974,908 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $26.1 million, after deducting commissions and other offering expenses of $1.4 million.

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

Components of Our Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our drug candidates, which include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation for personnel contributing to research and development activities;
•	laboratory expenses including supplies and services;
•	clinical trial expenses;
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

Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration obligation meets the definition of a derivative and/or can be equity classified, until such time that the contingency or equity classification criteria is met or expires. As of December 31, 2019, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met and equity classification criteria had not been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating results. Gains or losses on contingent consideration expense is driven by changes in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the years ended December 31, 2019, 2018 and 2017.

Other Income (Expense)

We hold an equity investment in a Hong-Kong-based clinical-stage biopharmaceutical company called Ascentage Pharma Group International, or Ascentage International. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong stock exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock price available on the Hong Kong Stock Exchange.  Other income/(expense) includes changes in fair value of the investment in this equity security.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2019	2018	Change
Summary of Operations Data:
Operating expenses:
Research and development	$70,957	$58,907	$12,050
General and administrative	20,046	16,016	4,030
Change in fair value of contingent consideration	(1,352)	4,542	(5,894)
Total operating expenses	89,651	79,465	10,186
Loss from operations	(89,651)	(79,465)	(10,186)
Interest income (expense), net	3,289	3,312	(23)
Other income (expense), net	4,185	(245)	4,430
Net loss	$(82,177)	$(76,398)	$(5,779)

Research and Development

Research and development expenses increased by $12.1 million, to $71.0 million for the year ended December 31, 2019 from $58.9 million for the year ended December 31, 2018. The increase was primarily due to increases of $2.3 million for personnel-related expenses, which was partially offset by a decrease of $1.1 million related to non-cash stock compensation expense, $6.7 million for outside research and development activities and $3.1 million in lab and facilities-related costs.

General and Administrative

General and administrative expenses increased by $4.0 million, to $20.0 million for the year ended December 31, 2019 from $16.0 million for the year ended December 31, 2018. The increase was primarily due to increases of $3.4 million for personnel-related expenses, of which $2.5 million was related to non-cash stock compensation expense, and $0.6 million in insurance-related expense partially offset by $0.5 million decrease in professional fees.

Change in fair value of contingent consideration

Change in fair value of contingent consideration reflects a decrease in the contingent consideration liability of $1.4 million for the year ended December 31, 2019. The decrease in the fair value of contingent consideration was primarily due to changes in our stock price.

Interest Income

Our interest income was $3.3 million for the year ended December 31, 2019, as compared to $3.3 million for the year ended December 31, 2018.

Other Income (Expense)

Other income of $4.1 million for the year ended December 31, 2019 was primarily due to a change in the fair value of our investment in the common stock of Ascentage International. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong stock exchange which caused a change in our underlying investment resulting in it meeting the definition of an equity security with a readily determinable fair value.  The increase in the fair value of our investment in Ascentage International was due to changes in the quoted stock price following the initial public offering.

Comparison of the years ended December 31, 2018 and 2017

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2018	2017	Change
Summary of Operations Data:
Contribution revenue	$—	$1,382	$(1,382)
Operating expenses:
Research and development	58,907	37,373	21,534
General and administrative	16,016	9,617	6,399
Change in fair value of contingent consideration	4,542	—	4,542
Total operating expenses	79,465	46,990	32,475
Loss from operations	(79,465)	(45,608)	(33,857)
Interest income	3,312	1,055	2,257
Other expense, net	(245)	(103)	(142)
Net loss	$(76,398)	$(44,656)	$(31,742)

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

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of December 31, 2019, we had an accumulated deficit of $245.5 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes and more recently through our IPO and proceeds from our ATM Offering Program, and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

Prior to our IPO in May 2018, we financed our operations primarily through issuance and sale of convertible preferred stock and convertible promissory notes and we will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In March 2018, we sold 3,590,573 shares of Series C convertible preferred stock at $15.3317 per share for proceeds of $54.9 million. In April 2018, we sold 322,852 shares of Series C convertible preferred stock at $15.3317 per share for additional proceeds of $5.0 million.  In May 2018, we consummated our IPO and received net proceeds of $75.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the “ATM Offering Program. The SEC declared the Shelf Registration Statement effective in June 2019.  In June 2019, we also entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through the ATM Offering Program under which Cowen will act as sales agent. During the year ended December 31, 2019, we issued and sold 3,974,908 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $26.1 million, after deducting commissions and other offering expenses of $1.4 million.

Future Funding Requirements

To date we have not generated any revenue from contracts with customers and have received a contribution from a third-party organization for certain research and development activities to support their philanthropic mission. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of our IPO, we have begun to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or from collaborative agreements with third parties, if ever, we expect to finance our future cash needs through various means. Additional capital may be raised through the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, receiving research contributions, grants or other sources of financing to fund our operations. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $245.5 million through December 31, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2021, including through clinical data readouts from the Phase 2 clinical study of UBX0101 we initiated in the fourth quarter of 2019 and, the higher dose and repeat dose Phase 1b study of UBX0101 we initiated in the first quarter of 2020, as well as initial data from Phase 1 clinical study of one of our lead molecules in age-related eye disease.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing UBX0101, UBX132, UBX1967, or any other drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 2 clinical study of UBX0101, which we initiated in the fourth quarter of 2019, the Phase

1b clinical study of UBX0101, which we initiated in the first quarter of 2020, and our planned initial clinical studies in our ophthalmology program;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(72,421)	$(56,623)	$(38,358)
Cash provided by (used in) investing activities	67,953	(72,206)	(86,305)
Cash provided by financing activities	27,438	136,930	42,775
Net increase (decrease) in cash and restricted cash	$22,970	$8,101	$(81,888)

Operating Activities

Cash used in operating activities of $72.4 million for the year ended December 31, 2019 consisted primarily of a net loss of $82.2 million adjusted for net non-cash charges of $6.2 million and net changes to our operating assets and liabilities of $3.6 million. Our non-cash charges consisted primarily of $10.9 million in stock-based compensation, $2.7 million in depreciation and amortization and $1.0 million in common stock granted to a third party, partially offset by a $1.4 million change in fair value of contingent consideration, $1.3 million in accretion of our tenant improvement allowance and $1.2 million in net accretion and amortization of premium and discounts on marketable securities. The net change in our operating assets and liabilities consisted of increases of $2.5 million in deferred rent, net of current portion, and $2.1 million in accrued compensation, partially offset by a decreases of $0.6 million in accrued liabilities and other current liabilities, $0.2 million in accounts payable and a $0.2 million increase in prepaid expenses and other current assets.

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
Investing Activities

Cash provided by investing activities of $68.0 million for the year ended December 31, 2019 was related to maturities of marketable securities of $188.8 million which were offset by purchases of marketable securities of $119.2 million and purchases of property and equipment of $1.6 million.

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

Financing Activities

Cash provided by financing activities of $27.4 million for the year ended December 31, 2019 was related to $26.1 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $0.8 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan and proceeds from issuance of common stock upon exercise of stock options, net of repurchases, of $0.6 million.

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

Contractual Obligations and Other Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual obligations:
Operating lease(1)	$5,373	$12,089	$8,926	$24,732	$51,120
Capital lease	45	—	—	—	45
Total contractual obligations	$5,418	$12,089	$8,926	$24,732	$51,165

(1)

Our contractual obligations and commitments primarily relate to our facilities lease agreements for laboratory and office space. At December 31, 2019, our lease agreements were for approximately 39,000 square feet in Brisbane, California, with the lease period expiring in October 2022 and approximately 63,000 square feet in South San Francisco, California, with the lease period expiring in October 2029.

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

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. The table above does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known. See Note 5 to our financial statements “License Agreements” for additional information.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our certificate of incorporation and bylaws, we have potential indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. While we have an investment in a variable interest entity, its purpose is not to provide off-balance sheet financing.

Critical Accounting Polices and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses and Accruals

Costs related to research and development of drug candidates are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses for personnel contributing to research and development activities, laboratory supplies, outside services, licenses acquired to be used in research and development, manufacturing of clinical material, pre-clinical testing and consultants and allocated overhead, including rent, equipment, depreciation and utilities. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized.

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2019 and 2018.

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

Contingent Consideration Liability

We have entered into  license agreements to access and utilize certain intellectual property and technology and may enter into additional license agreements in the future. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. To date, none of our license agreements have been considered an acquisition of a business. If a license agreement is deemed to constitute an asset acquisition, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. Several of our license agreements also include contingent consideration in the form of an obligation to issue additional shares of our common stock if we achieve certain milestones. For contingent consideration related to our asset acquisitions, we assess on a continuous basis whether the contingent consideration meets the definition of a derivative and/or whether it can be classified within stockholders’ equity, until such time that equity classification criteria are met or the milestones expire. The derivative related to the contingent consideration arising from our license agreements is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification criteria, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant, and we recognize forfeitures as they occur. For awards that vest solely based on service conditions or a combination of service and performance conditions, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the awards is generally recognized on a straight-line basis over the requisite service period, which is typically their vesting period. Forfeitures are recognized as they occur.

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including, among others: the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; progress of our research and development activities; our stage of development and material risks related to its business; the fact that the stock option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as an initial public offering or sale, in light of prevailing market conditions.

Following the IPO, the market traded price of the shares of common stock underlying the stock-based awards is the fair value of our stock as reported on The Nasdaq Global Select Market on the grant date.

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

For stock options granted to non-employee consultants, the fair value of these options is also remeasured using the Black-Scholes option-pricing model reflecting consistent assumptions as applied to employee options in each of the reported periods, other than the expected term, which is assumed to be the remaining contractual life of the option.

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

As of December 31, 2019, we had $28.1 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 3.5 years. For stock-based awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $125.0 million as of December 31, 2019, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (the Company) as of December 31, 2019 and 2018, and related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 11, 2020

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except for share amounts and par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,473	$15,399
Short-term marketable securities	84,508	155,736
Strategic investments	5,507	—
Prepaid expenses and other current assets	1,999	1,830
Total current assets	129,487	172,965
Property and equipment, net	16,636	6,238
Long-term marketable securities	3,025	—
Restricted cash	1,446	550
Other long-term assets	627	1,622
Total assets	$151,221	$181,375
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,185	$4,847
Accrued compensation	5,905	3,791
Accrued and other current liabilities	4,995	4,990
Settlement liability	—	2,059
Contingent consideration liability	1,131	895
Total current liabilities	17,216	16,582
Deferred rent, net of current portion	13,298	2,467
Contingent consideration liability, net of current portion	—	1,588
Other non-current liabilities	—	45
Total liabilities	30,514	20,682
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2019 and 2018; 47,227,065 and 42,414,294 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5	4
Additional paid-in capital	366,695	324,663
Related party promissory notes for purchase of common stock	(210)	(201)
Employee promissory notes for purchase of common stock	(418)	(400)
Accumulated other comprehensive loss	90	(95)
Accumulated deficit	(245,455)	(163,278)
Total stockholders’ equity	120,707	160,693
Total liabilities and stockholders’ equity	$151,221	$181,375

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018	2017
Contribution revenue	$—	$—	$1,382
Operating expenses:
Research and development	70,957	58,907	37,373
General and administrative	20,046	16,016	9,617
Change in fair value of contingent consideration	(1,352)	4,542	—
Total operating expenses	89,651	79,465	46,990
Loss from operations	(89,651)	(79,465)	(45,608)
Interest income	3,289	3,312	1,055
Other income (expense), net	4,185	(245)	(103)
Net loss	$(82,177)	$(76,398)	$(44,656)
Other comprehensive loss
Unrealized gain (loss) on marketable debt securities, net of tax	185	9	(104)
Comprehensive loss	$(81,992)	$(76,389)	$(44,760)
Net loss per share, basic and diluted	$(1.88)	$(2.70)	$(13.97)
Weighted average number of shares used in computing net loss per share, basic and diluted	43,624,807	28,269,907	3,197,516

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2016	24,620,615	$131,089	4,303,538	$1	$889	$(202)	$—	$—	$(42,224)	$(41,536)
Issuance of Series B convertible preferred stock at $12.125 per share for cash, net of issuance costs of $43	3,539,109	42,867	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options of $5	—	—	43,727	—	8	—	—	—	—	8
Vesting of early exercised options	—	—	—	—	97	—	—	—	—	97
Issuance of restricted stock	—	—	625,931	—	—	—	—	—	—	—
Common stock granted to third party	—	—	12,711	—	44	—	—	—	—	44
Stock-based compensation	—	—	—	—	3,034	—	—	—	—	3,034
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(104)	—	(104)
Repurchase of early exercised shares of common stock	—	—	(155,518)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(44,656)	(44,656)
Balances at December 31, 2017	28,159,724	$173,956	4,830,389	$1	$4,072	$(202)	$—	$(104)	$(86,880)	$(83,113)
Issuance of Series C convertible preferred stock at $15.3317 per share for cash, net of issuance costs of $119	3,913,425	59,881	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $9,149	—	—	5,000,000	1	75,851	—	—	—	—	75,852
Conversion of Series A-1, A-2, B and C convertible preferred stock to common stock	(32,073,149)	(233,837)	32,073,149	2	233,837	—	—	—	—	233,839
Issuance of common stock upon exercise of warrants and stock options, net of amount related to early exercised options of $1,212	—	—	510,756	—	374	—	—	—	—	374
Vesting of early exercised stock options	—	—	—	—	584	—	—	—	—	584
Stock-based compensation	—	—	—	—	9,441	—	—	—	—	9,441
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	9	—	9
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(390)	—	—	—	(390)
Receipt of promissory note from employee for purchase of common stock	—	—	—	—	—	—	(400)	—	—	(400)
Repayment of promissory note from related party	—	—	—	—	504	391	—	—	—	895
Net loss	—	—	—	—	—	—	—	—	(76,398)	(76,398)
Balances at December 31, 2018	—	$—	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	—	—	3,974,908	1	26,085	—	—	—	—	26,086
Issuance of common stock upon exercise of stock options	—	—	505,226	—	840	—	—	—	—	840
Vesting of early exercised stock options	—	—	—	—	647	—	—	—	—	647
Stock-based compensation	—	—	—	—	10,852	—	—	—	—	10,852
Common stock issued to third parties	—	—	253,334	—	3,022	(9)	(18)	—	—	2,995
Repurchased shares	—	—	(4,281)	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (“ESPP”)	—	—	83,584	—	586	—	—	—	—	586
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	—	—	—	(82,177)	(82,177)
Balances at December 31, 2019	—	$—	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(82,177)	$(76,398)	$(44,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,663	2,180	1,304
Net accretion and amortization of premium and discounts on marketable securities	(1,151)	(955)	182
Stock-based compensation	10,852	9,441	3,034
Loss on disposal of property and equipment	—	45	15
Common stock granted to third party	965	—	44
Change in fair value of strategic investments	(4,507)	—	—
Accretion of tenant improvement allowance	(1,275)	(605)	(605)
Change in fair value of contingent consideration for license agreements	(1,352)	4,542	—
Changes in operating assets and liabilities:
Contribution receivable	—	1,382	(1,382)
Prepaid expenses and other current assets	(169)	(842)	(746)
Other long-term assets	(31)	(604)	23
Accounts payable	(227)	2,228	1,198
Accrued compensation	2,114	1,610	1,607
Accrued liabilities and other current liabilities	(587)	1,446	1,258
Deferred rent, net of current portion	2,461	(93)	366
Net cash used in operating activities	(72,421)	(56,623)	(38,358)
Investing activities
Purchase of marketable securities	(119,270)	(204,086)	(134,465)
Maturities of marketable securities	188,809	133,644	49,849
Purchase of investment in stock	—	(500)	—
Purchase of property and equipment	(1,586)	(1,264)	(1,689)
Net cash provided by (used in) investing activities	67,953	(72,206)	(86,305)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	26,085	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,881	42,867
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	840	374	(37)
Proceeds from issuance of common stock under ESPP	586	—	—
Proceeds from initial public offering, net of issuance costs	—	79,055	—
Payment of initial public offering costs	—	(3,201)	—
Proceeds from repayment of recourse notes	—	895	—
Payments made on capital lease obligations	(73)	(74)	(55)
Net cash provided by financing activities	27,438	136,930	42,775
Net increase (decrease) in cash, cash equivalents and restricted cash	22,970	8,101	(81,888)
Cash, cash equivalents and restricted cash at beginning of year	15,949	7,848	89,736
Cash, cash equivalents and restricted cash at end of year	$38,919	$15,949	$7,848
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable	$565	$241	$314
Property and equipment acquired under capital leases	$—	$—	$243
Lessor funded lease incentives included in property and equipment	$10,651	$—	$3,881
Receipt of promissory note for purchase of common stock	$—	$400	$—
Receipt of promissory note from related party for purchase of common stock	$27	$390	$—

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to extend human healthspan. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company’s headquarters are located in South San Francisco, California and was incorporated in the State of Delaware in 2009.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $245.5 million as of December 31, 2019. During the year ended December 31, 2019, the Company incurred a net loss of $82.2 million and used $72.4 million of cash in operating activities. To date, none of the Company’s drug candidates have been approved for sale. The Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes and more recently through our IPO and proceeds from our ATM Offering Program, and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers.

The Company had cash, cash equivalents and marketable securities of $125.0 million as of December 31, 2019. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”) for reporting.

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

The Company has issued letters of credit under its lease agreements which have been collateralized. This cash is classified as noncurrent restricted cash on the balance sheet based on the term of the underlying lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands).

	December 31,
	2019	2018	2017
Cash and cash equivalents	$37,473	$15,399	$7,298
Restricted cash	1,446	550	550
Total cash, cash equivalents, and restricted cash	$38,919	$15,949	$7,848

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale debt securities, and reported at fair value with unrealized gains and losses included as a component of stockholders’ deficit. Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date that are available to be converted into cash to fund current operations are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income (expense), net. The cost of securities sold is determined using the specific identification method.

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

Strategic Investments

The Company may make investments in strategic partners.  The Company does not intend to have a controlling interest or significant influence when it makes these strategic investments. Investments in equity securities of strategic partners with readily determinable fair values are measured using quoted market prices in with changes recorded through other income (expense), net in the statement of operations. The Company currently holds a non-controlling equity investment in the common stock of a Hong-Kong based clinical-stage biopharmaceutical company called Ascentage Pharma Group International (“Ascentage International”), which was acquired in connection with certain license agreements (see Note 5, “License Agreements”). In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong stock exchange at HK$34.20 (approximately USD $4.36) per share. The Company is subject to a lock-up agreement with Ascentage International that precludes the Company from selling shares prior to April 2020.

Fair Value Measurements

The Company’s financial instruments during the periods presented consist of cash and cash equivalents, restricted cash, marketable securities, strategic investments, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities and contingent consideration liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2019, the Company had no off-balance sheet concentrations of credit risk.

The Company is also exposed to market risk in its strategic investments. As of December 31, 2019, the Company held an investment in common stock which is publicly traded.

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

In July 2017, the Company entered an arrangement with a third-party organization under which the Company would be provided with up to $1.5 million of funding for the performance of certain research and development activities during the 90-day period following the arrangement in pursuit of the third-party organization’s philanthropic mission. All conditions related to this contribution were met during 2017 and the Company recognized $1.4 million under this arrangement, which was recorded as contribution revenue in the statement of operations.

Research and Development Expenses and Accruals

Costs related to research, design and development of drug candidates are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses for personnel contributing to research and development activities, laboratory supplies, outside services, licenses acquired to be used in research and development, manufacturing of clinical material, pre-clinical testing and consultants and allocated overhead, including rent, equipment, depreciation and utilities. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized.

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2019 and 2018.

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

Leases

The Company leases office space and laboratory facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances to fund leasehold improvements and rent holidays, and are recognized as reductions to rental expense on a straight-line basis over the term of the lease. Lessor funded leasehold improvement incentives not yet received are recorded in prepaid expense and other current assets on the balance sheet. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease and begins recognizing rent expense on the date that it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the rent expense recognized. The Company recognizes a liability for costs that will continue to be incurred under a lease contract for its remaining term without economic benefit at its fair value when the entity ceases using the right conveyed by the contract, which is it when the space is completely vacated.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards that do not contain market conditions. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected dividends, expected volatility and risk-free rate. The Company uses the lattice models to estimate the fair value of stock option awards that contain market conditions. Lattice models require the use of subjective and complex assumptions which determine the fair value of such awards including price volatility of the underlying stock and derived service periods.

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

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities (except for investments accounted for under the equity method of accounting); and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for the Company for annual periods beginning in 2019 and interim periods beginning in 2020. Early adoptions of certain amendments within the update are permitted. The Company adopted this guidance during the first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company's financial statements other than to the treatment of its strategic investment in Ascentage International subsequent to their initial public offering.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this ASU during the first quarter of fiscal year 2019. The adoption of this ASU did not have a significant impact on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company adopted this ASU during the first quarter of fiscal year 2019. The adoption of this ASU did not have a significant impact on its financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under the guidance for contracts with customers (Topic 606) when the collaborative arrangement participant is a customer in the context of a unit of account. The standard is effective for interim and annual periods beginning after December 15, 2020 , with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. The Company is still finalizing its analysis and evaluating the impact adopting this new accounting standard will have on its financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this new standard to have a significant impact on its disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company will adopt this standard on January 1, 2020 and does not currently expect it will have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and related amendments which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. On November 15, 2019, the  FASB issued ASU 2019-10 to delay the effective date of this standard. Topic 842 is now effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company expects to adopt this standard on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company also expects to adopt certain practical expedients provided by Topic 842. Topic 842 is expected to impact the Company’s financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. As permitted by the standard, the Company will elect the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The adoption of this accounting standard update is also expected to impact the Company’s financial statement disclosures. While the Company is finalizing its evaluation of the impact of adopting this accounting standard update on its financial statements and related disclosures, the Company expects to recognize on its balance sheet for associated leases a new right of use (“ROU”) assets ranging from $22.0 million to $27.0 million and lease liability ranging from $37.0 million to $42.0 million, with the difference between ROU assets and lease liability attributed to the elimination of remaining unamortized lease incentive obligations, and deferred rent balances. The adoption of this standard are also expected to impact the Company’s financial statement disclosures.

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

The fair value of the Company’s cost method investment was measured when it was deemed to be other-than-temporarily impaired until the nature of the underlying investment changed to be an equity security with a readily determinable fair value which is measured at fair value on a recurring basis.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,377	$29,377	$—	$—
U.S. and foreign commercial paper	4,999	—	4,999	—
U.S government debt securities	2,550	—	2,550	—
Total cash equivalents	36,926	29,377	7,549	—
Short-term marketable securities:
U.S. treasuries	15,063	—	15,063	—
U.S. and foreign commercial paper	11,972	—	11,972	—
U.S. and foreign corporate debt securities	8,755	—	8,755	—
U.S. government debt securities	48,718	—	48,718	—
Total short-term marketable securities	84,508	—	84,508	—
Strategic investments
Foreign equity securities	5,507	5,507	—	—
Total strategic investments	5,507	5,507	—	—
Long-term marketable securities
U.S. treasuries	3,025	—	3,025	—
Total long-term marketable securities	3,025	—	3,025	—
Total assets subject to fair value measurements on a recurring basis	$129,966	$34,884	$95,082	$—
Liabilities:
Contingent consideration liability	$1,131	$—	$—	$1,131
Total liabilities subject to fair value measurements on a recurring basis	$1,131	$—	$—	$1,131

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,131	$14,131	$—	$—
Total cash equivalents	14,131	14,131	—	—
Short-term marketable securities:
U.S. treasuries	34,121	—	34,121	—
U.S. and foreign commercial paper	10,635	—	10,635	—
U.S. and foreign corporate debt securities	26,533	—	26,533	—
Asset-backed securities	2,748	—	2,748	—
U.S. government debt securities	81,699	—	81,699	—
Total short-term marketable securities	155,736	—	155,736	—
Total assets subject to fair value measurements on a recurring basis	$169,867	$14,131	$155,736	$—
Liabilities:
Contingent consideration liability	$2,483	$—	$—	$2,483
Total liabilities subject to fair value measurements on a recurring basis	$2,483	$—	$—	$2,483

The Company estimates the fair value of its money market funds, U.S. and foreign commercial paper, U.S. and foreign corporate debt securities, asset-backed securities, U.S. treasuries, U.S. government debt securities and foreign debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The Company has recorded a contingent consideration liability related to three agreements with a clinical-stage biopharmaceutical company (see Note 5, “License Agreements”). As of December 31, 2019, these Commercial Agreements included contingent consideration of up to an aggregate of 533,336 additional shares of common stock to be issued in specified portions to Ascentage Pharma and an academic institution from which Ascentage Pharma had previously in-licensed the underlying technology based on achievement of certain specified preclinical and clinical development and sales milestone events. The probability of achieving the defined milestone events under the Commercial Agreements is estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which reflects the probability and timing of future issuances of shares. Total contingent consideration may change significantly as preclinical and clinical development related to the compounds covered by the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of and timing for successful achievement of the related milestone events.  For example, significant increases in the estimated probability of achieving a milestone would result in a significant higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $4.6 million (using the Company’s stock price as of December 31, 2019). As of December 31, 2019, and December 31, 2018, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

As of December 31, 2018, the Company determined that the net settlement criteria of the definition of a derivative had been met for 133,333 shares of common stock to the third parties and recorded a settlement liability of $2.0 million. The Company issued 106,667 of these shares in January 2019 and the remaining 26,667 shares in March 2019. The settlement liability recorded at December 31, 2018 was reclassified to stockholders’ equity upon the issuance of these shares.  The Company recorded a contingent consideration liability of $1.1 million at December 31, 2019 related to additional potential shares subject to the achievement of certain specified clinical development and sales milestone events under the agreements. The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(1,352)
Balance at December 31, 2019	$1,131

The Company holds an equity investment in a clinical-stage biopharmaceutical company. The equity interest represents an insignificant level of ownership in the investee and has been recorded within strategic investments on the Company’s balance sheet  (see Note 5, “License Agreements”). In October 2019, the investee completed an initial public offering of common stock on the Hong Kong stock exchange at HK$34.20 (approximately USD $4.36) per share. Following the initial public offering, the underlying investment changed to be an equity security with a readily determinable fair value which is measured at fair value on a recurring basis based on quoted stock price available on the Hong Kong Stock Exchange, which are considered observable inputs (Level 1). The investment was $5.5 million as of December 31, 2019 and is included in strategic investments. The investment was $1.0 million as of December 31, 2018 and is included in other long-term assets. The change in fair value of this investment for the twelve months ended December 31, 2019 and December 31, 2018 was $4.5 million and zero, respectively.

There were no transfers between the hierarchies during the years ended December 31, 2019 and 2018.

See Note 4, ‘Investments,” for further information regarding the carrying value of the Company's financial instruments.

4. Investments

Marketable Securities

Marketable debt securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$29,377	$—	$—	$29,377
U.S. and foreign commercial paper	4,999	—	—	4,999
U.S. government debt securities	2,550	—	—	2,550
Total cash equivalents	36,926	—	—	36,926
Short-term marketable securities:
U.S. and foreign commercial paper	11,965	7	—	11,972
U.S. and foreign corporate debt securities	8,748	8	(1)	8,755
U.S. government debt securities	48,647	71	—	48,718
U.S. treasuries	15,057	6	—	15,063
Total short-term marketable securities	84,417	92	(1)	84,508
Long-term marketable securities
U.S. treasuries	3,025	—	—	3,025
Total long-term marketable securities	3,025	—	—	3,025
Total marketable securities	$124,368	$92	$(1)	$124,459

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$14,131	$—	$—	$14,131
Total cash equivalents	14,131	—	—	14,131
Short-term marketable securities:
U.S. and foreign commercial paper	10,638	—	(3)	10,635
U.S. and foreign corporate debt securities	26,552	2	(21)	26,533
Asset-backed securities	2,750	—	(2)	2,748
U.S. government debt securities	81,755	1	(57)	81,699
U.S. treasuries	34,136	1	(16)	34,121
Total short-term marketable securities	155,831	4	(99)	155,736
Total marketable securities	$169,962	$4	$(99)	$169,867

At December 31, 2019, the remaining contractual maturities of available-for-sale debt securities were less than two years. There have been no significant realized gains or losses on available-for-sale debt securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2019 and 2018. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company's financial instruments.

5. License Agreements

License and Compound Library and Option Agreement and Related License Agreements with Ascentage

The Company is a party to three agreements with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong, China (“Ascentage Pharma”): (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology, (b) an initial license agreement executed in February 2016 granting the Company rights to an initial licensed compound, and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (collectively, the “Commercial Agreements”). As of December 31, 2019, as part of these agreements, the Company had issued 640,002 shares of common stock to Ascentage Pharma and 160,000 shares of common stock to an academic institution from whom Ascentage Pharma had previously licensed the technology.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as remaining equity payments of up to an aggregate 533,336 additional shares of common stock, in each case to be issued based on the Company’s achievement of certain specified clinical development and sales milestone events. The milestones include the filing of an investigational drug application, the commencement of clinical studies, Food and Drug Administration and/or European Medicines Agency approval, and a net sales threshold. The license agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

In December 2018, the Company elected to advance the second compound into formal preclinical development which gave rise to an obligation under the compound library and option agreement to issue 133,334 shares of common stock to Ascentage Pharma and the academic institution.   These shares were issued to Ascentage Pharma in January 2019 and the academic institution in March 2019. In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones events, the Company recorded a contingent consideration liability of $1.1 million at December 31, 2019 and $2.5 million at December 31, 2018. The $1.1 million contingent consideration liability was recorded as a current liability based on the latest estimates for milestone achievements. To date, no royalties were due from the sales of licensed products.

In April 2016, in connection with the Commercial Agreements the Company purchased an interest in an affiliate of Ascentage Pharma for an aggregate purchase price of $0.5 million. In May 2018, this interest was exchanged for an interest in a newly formed affiliate of Ascentage Pharma called Ascentage Pharma Group International (“Ascentage International”) as part of a reorganization of those entities. The Company also invested an additional $0.5 million in Ascentage International in May 2018 which was  recorded within other long-term assets on the Company’s balance sheet as of December 31, 2018.

In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong stock exchange at HK$34.20 (approximately USD $4.36) per share. In connection with Ascentage International’s initial public offering, the Company’s interest converted into shares of common stock of Ascentage International. The Company determined that its investment in Ascentage International met the definition of an equity security with a readily determinable fair value which is measured at fair value on a recurring basis based on quoted stock price available on the Hong Kong Stock Exchange. The Company is subject to a lock-up agreement with Ascentage International that precludes the Company from selling shares prior to April 2020. The fair value of the Company’s investment in Ascentage International as of December 31, 2019 was $5.5 million, which was included in strategic investments. The fair value investment of the Company’s in Ascentage International as of December 31, 2018 was $1.0 million, which was included in other long-term assets.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was $0.5 million and $0.5 million for the years ended December 31, 2019 and 2018.

Under the consolidation guidance, the Company had previously determined that Ascentage Pharma was a VIE and the Company did not have the power to direct the activities that most significantly affect the economic performance of this entity. As such, the Company was not the primary beneficiary and consolidation is not required. Upon completion of its initial public offering of common stock on the Hong Kong stock exchange, the Company determined that Ascentage Pharma no longer meets the definition of a VIE. As of December 31, 2019 and 2018, the Company has not provided financial, or other, support to Ascentage Pharma that was not contractually required.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of December 31, 2019. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million at the time of issuance and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2019 or 2018. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$5,219	$4,162
Computer equipment	472	247
Furniture and fixtures	825	113
Leasehold improvements	16,436	5,366
Total property and equipment	22,952	9,888
Less: accumulated depreciation and amortization	(6,316)	(3,650)
Total property and equipment, net	$16,636	$6,238

Depreciation expense related to property and equipment was $2.7 million, $2.2 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued research and development	$2,214	$1,837
Deferred rent, current portion	1,849	783
Liability related to early exercise shares	237	885
Accrued other	695	1,485
	$4,995	$4,990

7. Commitments and Contingencies

Operating Lease

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019.  The lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional eight years at the then market rental rates as determined pursuant to the lease agreement.  The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement.  The Company will also be responsible for the operating expenses and tax expenses allocated to the building, and the operating expenses and tax expenses attributable to the common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of up to $7.8 million and will finance up to $2.9 million for additional tenant improvements subject to repayment provisions as described in the lease agreement.  The value of this tenant improvement allowance of $10.7 million was included in deferred rent and leasehold improvements on the balance sheet at December 31, 2019. In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord.

In May 2016, the Company executed a non-cancellable lease agreement for office and laboratory space in Brisbane, California which commenced in May 2016 and continues through October 2022. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional four years by giving the landlord written notice of the election to exercise the option at least fifteen months prior to the original expiration of the lease term. The lease provides for monthly base rent amounts escalating over the term of the lease and the lessor provided the Company a $3.9 million tenant improvement allowance to complete the laboratory and office renovation which was recorded as deferred rent liability and leasehold improvements within property and equipment, net. In May 2017, the Company entered into an amendment to expand the leased space and received a three-month rent holiday for the expanded space.

As of December 31, 2019, the Company’s future minimum payments under the noncancelable operating leases were as follows (in thousands):

Amount
2020	$5,373
2021	6,230
2022	5,859
2023	4,386
2024 and later	29,272
Total future minimum lease payments	$51,120

Rent expense was $4.5 million, $1.8 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these potential indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

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

In January 2018, the Company issued full-recourse promissory notes to an executive and an executive officer of the Company for an aggregate principal amount of $0.4 million with an interest rate of 2.5% per annum. All of the principal was used to early exercise options for 114,406 shares of the Company’s common stock. The full recourse note of $0.2 million for the executive officer was repaid on April 4, 2018 in accordance with the terms of the note.  In December 2019, the full recourse note to an executive was deemed satisfied and superseded by a new full recourse promissory note agreement with a principal amount of $0.2 million and an interest rate of 1.51% per annum.

Financing Activities

During the year ended December 31, 2018, the Company issued convertible preferred stock for total proceeds of $3.0 million to shareholders who are considered to be related parties.

9. Common and Preferred Stock

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 32.1 million shares of common stock.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2019 and 2018, there were 47,227,065 and 42,414,294 shares of common stock issued and outstanding.

Sale of Common and Preferred Stock

In March 2017, the Company issued an aggregate of 659,821 shares of Series B convertible preferred stock at $12.125 per share for gross proceeds of $8.0 million.

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

In June 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through an “at-the-market” offering under the Securities Act of 1933, as amended (the “ATM Offering Program”). The SEC declared the Shelf Registration Statement effective on June 6, 2019.

In June 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen will act as its sales agent Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million. During the year ended December 31, 2019, the Company issued and sold 3,974,908 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $26.1 million, after deducting commissions  and other offering expenses of $1.4 million.

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

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of December 31, 2019, there was an aggregate 6,846,928 shares of common stock authorized for issuance under the 2018 Plan.

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

Under the 2013 Plan, the Company permitted early exercise of certain stock options prior to vesting. These unvested shares are subject to repurchase by the Company at the original issuance price in the event the optionee’s employment is terminated either voluntarily or involuntarily. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported as a liability and reclassified into additional paid-in capital as the shares vest.

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 and 2018 Plan is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2018	3,027,802	5,500,531	$6.75
Shares Added	2,357,131	—	—
Granted	(2,935,629)	2,582,912	8.78
Exercised	—	(505,226)	1.66
Canceled	467,016	(671,319)	9.47
Balance at December 31, 2019	2,916,320	6,906,898	$7.62	8.20	$12,297
Vested and exercisable at December 31, 2019		2,574,677	$6.21	7.36	$7,269
Vested and expected to vest at December 31, 2019		6,906,898	$7.62	8.20	$12,297

The total intrinsic value of options exercised was $5.8 million, $1.5 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The weighted-average estimated fair value of stock options granted was $7.12, $13.20 and $3.40 for the years ended December 31, 2019, 2018 and 2017, respectively.

The aggregate intrinsic value of options exercisable was $7.3 million and $21.9 million as of December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2019.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	—	$—
Granted	352,717	$9.00
Forfeited	(26,830)	$9.00
Unvested at December 31, 2019	325,887	$9.00

As of December 31, 2019, the total stock-based compensation cost related to options and RSUs granted but not yet amortized was $28.1 million and will be recognized over a weighted-average period of approximately 3.5 years. The total grant-date fair value of stock options granted to employees that vested during the years ended December 31, 2019 and 2018 was approximately $14.2 million and $3.5 million, respectively.

Stock Options Granted to Employees with Service-Based Vesting

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—	—	—
Expected term of options (in years)	6.1	6.1	5.6–6.7
Risk-free interest rate	1.59%-2.27%	2.6%-3.0%	1.8%–2.2%
Expected stock price volatility	99.4%-111.3%	87.4%-92.6%	77.0%–82.0%

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

Performance Contingent Stock Options Granted to Employees

During the year ended December 31, 2018, the Board of Directors granted performance contingent stock option awards exercisable for 53,575 shares, to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42 which was based on the fair market value on the grant date, as determined by the Board of Directors, and vest upon the successful achievement of one or more specified performance goals.

The total estimated fair value of these awards was $0.4 million at the date of grant and was estimated using a Black-Scholes option-pricing model using the same assumptions as the stock options granted to employees with service-based vesting conditions.

As of December 31, 2018, there were 329,499 total performance contingent stock option awards outstanding with a total grant date fair value of $0.7 million. During the year ended December 31, 2019, the Company determined that the achievement of the requisite performance conditions was probable and, as a result, compensation cost of $0.7 million was recognized for these awards.

Performance and Market Contingent Stock Options Granted to Employees

During the year ended December 31, 2018, the Board of Directors granted performance and market contingent stock option awards exercisable for 160,727 shares of common stock to certain members of the Company’s executive team. These awards had a weighted average exercise price of $3.42, which was based on the fair market value on the grant date, as determined by the Board of Directors. The total estimated grant-date fair value of these options was $1.0 million. Key assumptions in the valuation model included expected volatility, a risk-free interest rate, expected dividend yield, and an expected term unique to the terms of these awards.

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

As of December 31, 2019 and 2018, there were 454,584 performance and market contingent stock option awards outstanding with a grant date total fair value of $1.5 million, respectively. As of December 31, 2019 and 2018, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

Stock-Based Compensation for Nonemployees

The Company has granted options to purchase shares of common stock to consultants in exchange for services performed. During the year ended December 31, 2018, the Company granted options to purchase an aggregate of 20,337 shares (of which an aggregate of 169,491 were issued outside of the 2018 and 2013 Plans) of the Company’s common stock with a weighted average exercise price of $6.19 per share.

The fair value of stock options granted to nonemployees was estimated on the date of grant using the Black-Scholes option pricing model. The valuation assumptions used were substantially consistent with the assumption used to value the employee options with the exception of the expected term which was based on the contractual term of the award. During the years ended December 31, 2019 and 2018, stock-based compensation expense recognized related to nonemployee options was $0.4 million and $1.2 million, respectively.

Restricted Stock

A summary of the Company’s restricted stock activity for the year ended December 31, 2019 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	359,229	$4.57
Vested	(359,229)	$4.57
Unvested at December 31, 2019	—	$—

In October 2017, the Company and an executive officer entered into two restricted stock agreements whereby the executive officer purchased an aggregate of 625,084 shares of restricted stock of which 146,113 shares vested immediately, 119,742 shares vest on January 1, 2018 and 359,229 shares vest on January 1, 2019. As discussed in Note 8, Related-Party Transactions, the purchase of the restricted stock was through the issuance of promissory notes which were considered to be non-recourse in substance and accordingly, considered an option for accounting purposes. The Company measured compensation cost for this option based on its fair value on the grant date using the Black-Scholes option pricing model considering an expected term commensurate with the expected timing to a liquidity event which would trigger repayment of these promissory notes and an exercise price consistent with the repayment term of the promissory notes. The Company recognized compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. The shares of restricted stock have only been included in the shares issued and outstanding as such shares are legally issued.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, and costs associated with the Company’s 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$4,979	$6,043	$1,695
General and administrative	5,873	3,398	1,339
Total	$10,852	$9,441	$3,034

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(82,177)	$(76,398)	$(44,656)
Denominator:
Weighted average number of shares outstanding—basic and diluted	43,624,807	28,269,907	3,197,516
Net loss per share—basic and diluted	$(1.88)	$(2.70)	$(13.97)

Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock	—	—	28,159,724
Options to purchase common stock	6,906,898	5,500,531	4,365,694
Early exercised common stock subject to future vesting	146,915	704,028	831,439
Restricted stock accounted for as options	—	359,228	625,084
RSUs	325,887	—	—
Warrants to purchase convertible preferred stock	—	—	763,501
Warrants to purchase common stock	—	—	96,610
Shares subject to the 2018 ESPP	47,597	27,622	—
Total	7,427,297	6,591,409	34,842,052

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

The effective tax rate for the years ended December 31, 2019, 2018 and 2017 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Taxes at the U.S. statutory income tax rate	21.0%	21.0%	34.0%
State tax, net of federal benefit	(2.2)	0.9	—
Other	(0.9)	(0.1)	(2.2)
Stock-based compensation	(0.5)	0.3	—
Research and development tax credits	(0.2)	1.0	—
Reduction to state net operating losses	(3.9)	—	—
Change in valuation allowance	(13.3)	(23.1)	(13.3)
Change in income tax rate due to Tax Act	—	—	(18.5)
Total provision for income taxes	—%	—%	—%

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

Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes. As such, the Company recorded a $8.3 million reduction in deferred tax assets for the revaluation of deferred taxes in 2017 which was offset by a corresponding decrease to the Company’s full valuation allowance. The ultimate impact of the Act did not differ materially from provision amounts recorded. Adjustments, if any, would not have impacted the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$40,435	$29,926
Research and development tax credits	3,436	3,865
Stock-based compensation	3,514	1,839
Accruals and other	1,473	1,040
Contingent consideration	670	954
Charitable contributions	253	253
Total deferred tax assets	49,781	37,877
Deferred tax liabilities:
Unrealized gain on equity investment	(947)	—
Total deferred tax liabilities	(947)	—
Valuation allowance	(48,834)	(37,877)
Net deferred tax assets	$—	$—

The tax benefit of net operating losses, temporary differences and credit carryforwards should be recorded as an asset to the extent that management assesses that their realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.0 million, $17.6 million and $9.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2019 are as follows:

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$137,097	Do Not Expire
Net operating losses, federal (pre January 1, 2018)	64,136	2030 - 2037
Net operating losses, state	26,123	2030 - 2036
Research and development tax credits, federal	5,931	2031 - 2039
Research and development tax credits, state	5,216	Indefinite

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. Should there be additional ownership changes in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

As of December 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits:

	December 31,
	2019	2018
	(in thousands)
Gross unrecognized tax benefits at January 1	$3,714	$3,065
Additions for tax positions taken in the current year	6,221	753
Reductions for tax positions taken in the prior year	(173)	(104)
Gross unrecognized tax benefits at December 31	$9,762	$3,714

If recognized, none of the unrecognized tax benefits as of December 31, 2019 and 2018 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2019 and 2018, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and California, Colorado and Delaware. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

15. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2019 and 2018 and have been prepared in accordance with GAAP for interim financial reporting  (in thousands, except for per share data):

	Quarter
Year Ended December 31, 2019	First	Second	Third	Fourth
Loss from operations	$(19,737)	$(24,470)	$(22,354)	$(23,090)
Net loss	$(18,767)	$(23,673)	$(21,710)	$(18,027)
Net loss per common share, basic and diluted	$(0.44)	$(0.56)	$(0.51)	$(0.39)

	Quarter
Year Ended December 31, 2018	First	Second	Third	Fourth
Loss from operations	$(16,482)	$(20,798)	$(19,377)	$(22,808)
Net loss	$(16,133)	$(20,002)	$(18,346)	$(21,917)
Net loss per common share, basic and diluted	$(4.69)	$(0.76)	$(0.45)	$(0.53)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2019, based on the COSO criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

On March 9, 2020, we entered into amendments to the employment agreements with each of our executive officers (other than Mr. Leonard). The amendment provides each executive officer with the following benefits:

•

In the event s/he is terminated by the Company without “cause” or resigns for “good reason” (each, as defined in the employment agreement) outside of a period of time that begins three months prior to and ends 18 months following a change in control, then s/he will be entitled to receive: (i) continued base salary for 9 months following the date of termination; and (ii) payment or reimbursement of continued healthcare coverage for up to 9 months following the date of termination, subject to his/her execution and delivery of a release of claims against the Company; and

•

In the event s/he is terminated without cause or resigns for good reason, during a period of time that begins three months prior to and ends 18 months following a change in control, then s/he will be eligible to receive: (i) a lump sum severance payment equal to his/her annual base salary and target annual incentive payment; (ii) payment or reimbursement of continued healthcare coverage for up to 12 months following the date of termination; and (iii) full acceleration of his/her equity awards, subject to his execution and delivery of a release of claims against the Company.

The foregoing description of the terms of the employment agreement amendments is qualified in its entirety by the full amendment and agreements filed as exhibits to the Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance”  in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	3.2	5-7-18
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	4.2	4-23-18
4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4.3	4-5-18
4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Amended and Restated Non-Employee Director Compensation Program (Effective January 1, 2019)	10-K	10.6	3-6-19
10.7#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.8#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Keith R. Leonard Jr.	S-1	10.8	4-5-18
10.9#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	S-1	10.9	4-5-18
10.10#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Robert C. Goeltz II.	S-1	10.10	4-5-18
10.11#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	S-1	10.11	4-5-18
10.12#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Daniel G. Marquess.	S-1	10.12	4-5-18

10.13#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Tamara L. Tompkins.	S-1	10.13	4-5-18
10.14†	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.14	4-23-18
10.15†	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.15	4-23-18
10.16†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18
10.17†	Amendment to APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd.	S-1	10.17	4-5-18
10.18†	Amendment to Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.18	4-5-18
10.19(a)†	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(a)	4-23-18
10.19(b)†	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(b)	4-23-18
10.19(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.19(d)†	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(d)	4-23-18
10.19(e)†	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(e)	4-23-18
10.19(f)†	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(f)	4-23-18
10.19(g)†	Amendment No. 5 to Exclusive License Agreement, dated as of October 17, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(g)	4-23-18
10.20†	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.	S-1	10.20	4-23-18
10.21†	License Agreement, dated as of November 3, 2016, by and between The Johns Hopkins University and Unity Biotechnology, Inc.	S-1	10.21	4-23-18
10.22††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	10-K	10.22	3-6-19
10.23	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	10.23	3-6-19
10.24††††	First Amendment to Compound License Agreement for APG1197, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	11-25-19

10.25†††	Second Amendment to APG1252 License Agreement, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	X
10.26††††	Second Amendment to Compound Library and Option Agreement, dated as of January 8, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	X
10.27#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	X
10.28#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Robert C. Goeltz II.	X
10.29#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	X
10.30#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Daniel G. Marquess.	X
10.31#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Tamara L. Tompkins.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney. Reference is made to the signature page.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
†††

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

††††

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

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

Unity Biotechnology, Inc.

Date: March 11, 2020	By:	/s/ Keith R. Leonard Jr.
Keith R. Leonard Jr.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Keith R. Leonard, Robert C. Goeltz II and Tamara L. Tompkins his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934,  this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Keith R. Leonard Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020
Keith R. Leonard Jr.

/s/ Robert C. Goeltz II	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2020
Robert C. Goeltz II

/s/ Paul L. Berns	Director	March 11, 2020
Paul L. Berns

/s/ Kristina M. Burow	Director	March 11, 2020
Kristina M. Burow

/s/ Graham K. Cooper	Director	March 11, 2020
Graham K. Cooper

/s/ Nathaniel E. David	President and Director	March 11, 2020
Nathaniel E. David

/s/ David L. Lacey	Director	March 11, 2020
David L. Lacey

/s/ Robert T. Nelsen	Director	March 11, 2020
Robert T. Nelsen

/s/ Margo Roberts	Director	March 11, 2020
Margo Roberts

/s/ Camille D. Samuels	Director	March 11, 2020
Camille D. Samuels