Form 10-Q
period 2020-03-31
Unity Biotechnology, Inc.
filed 2020-05-07
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 49,143,141 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,059	$37,473
Short-term marketable securities	84,179	84,508
Strategic investment	4,120	5,507
Prepaid expenses and other current assets	1,875	1,999
Total current assets	115,233	129,487
Property and equipment, net	15,067	16,636
Operating lease right of use asset	25,443	—
Long-term marketable securities	—	3,025
Restricted cash	1,446	1,446
Other long-term assets	598	627
Total assets	$157,787	$151,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,015	$5,185
Accrued compensation	2,222	5,905
Accrued and other current liabilities	7,422	4,995
Contingent consideration liability	910	1,131
Total current liabilities	14,569	17,216
Operating lease liability, net of current portion	37,889	—
Deferred rent, net of current portion	—	13,298
Total liabilities	52,458	30,514
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 48,857,504 and 47,227,065 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	379,072	366,695
Related party promissory notes for purchase of common stock	(210)	(210)
Employee promissory notes for purchase of common stock	(418)	(418)
Accumulated other comprehensive income	373	90
Accumulated deficit	(273,493)	(245,455)
Total stockholders’ equity	105,329	120,707
Total liabilities and stockholders’ equity	$157,787	$151,221

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$19,265	$16,505
General and administrative	5,953	4,477
Change in fair value of contingent consideration	(221)	(1,245)
Impairment of long-lived assets	2,159	—
Total operating expenses	27,156	19,737
Loss from operations	(27,156)	(19,737)
Interest income	527	1,006
Other expense, net	(1,409)	(36)
Net loss	(28,038)	(18,767)
Other comprehensive loss
Unrealized gain on marketable debt securities, net of tax	283	114
Comprehensive loss	$(27,755)	$(18,653)
Net loss per share, basic and diluted	$(0.59)	$(0.44)
Weighted average number of shares used in computing net loss per share, basic and diluted	47,544,401	42,190,457

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	1,513,840	—	8,763	—	—	—	—	8,763
Issuance of common stock upon exercise of stock options	73,049	—	249	—	—	—	—	249
Vesting of early exercised stock options	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	3,225	—	—	—	—	3,225
Common stock issued for services	43,550	—	100	—	—	—	—	100
Change in unrealized gain on available-for-sale marketable securities	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	(28,038)	(28,038)
Balances at March 31, 2020	48,857,504	$5	$379,072	$(210)	$(418)	$373	$(273,493)	$105,329

For the Three Months Ended March 31,2019

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2018	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock upon exercise of stock options	340,731	—	300	—	—	—	—	300
Vesting of early exercised stock options	—	—	207	—	—	—	—	207
Stock-based compensation	—	—	1,997	—	—	—	—	1,997
Common stock issued to third parties	133,334	—	2,059	—	—	—	—	2,059
Change in unrealized gain on available-for-sale marketable securities, net of tax	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(18,767)	(18,767)
Balances at March 31, 2019	42,888,359	$4	$329,226	$(201)	$(400)	$19	$(182,045)	$146,603

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(28,038)	$(18,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	637
Net accretion and amortization of premium and discounts on marketable securities	(63)	(366)
Stock-based compensation	3,317	1,997
Non-cash rent expense	461	—
Impairment of long-lived assets	2,159	—
Change in fair value of strategic investment	1,387	—
Accretion of tenant improvement allowance	—	(152)
Change in fair value of contingent consideration	(221)	(1,245)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	123	188
Other long-term assets	29	(9)
Accounts payable	(1,345)	(776)
Accrued compensation	(3,675)	(2,117)
Accrued and other current liabilities	(110)	65
Deferred rent, net of current portion	—	(51)
Net cash used in operating activities	(25,073)	(20,596)
Investing activities
Purchase of marketable securities	(36,950)	(18,054)
Maturities of marketable securities	40,650	58,321
Purchase of property and equipment	(34)	(207)
Net cash provided by investing activities	3,666	40,060
Financing activities
Proceeds from issuance of common stock under ATM Offering Program, net of issuance costs	8,763	—
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	249	300
Other financing cash flows	(19)	(18)
Net cash provided by financing activities	8,993	282
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,414)	19,746
Cash, cash equivalents and restricted cash at beginning of the period	38,919	15,949
Cash, cash equivalents and restricted cash at end of the period	$26,505	$35,695
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable and accrued liabilities	$302	$71
Issuance of shares in settlement of share-based liability	$100	$—
Issuance of common stock to settle contingent consideration liability	$—	$2,059

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to extend human healthspan. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009 and operates in one segment.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $273.5 million and $245.5 million as of March 31, 2020 and December 31, 2019, respectively. The Company had net losses of $28.0 million and $18.8 million for the three months ended March 31, 2020 and 2019, respectively, and net cash used in operating activities of $25.1 million and $20.6 million for the three months ended March 31, 2020 and 2019, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently from its ATM Offering Program (as defined below) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents and marketable securities of $109.2 million as of March 31, 2020. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2020 and its results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, contingent consideration liability and stock-based compensation. Actual results could differ from such estimates or assumptions.

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

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$25,059	$37,473
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$26,505	$38,919

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

Strategic Investments

The Company has previously made investments in strategic partners and may do so again in the future.  The Company does not intend to have a controlling interest or significant influence when it makes these strategic investments. Investments in equity securities of strategic partners with readily determinable fair values are measured using quoted market prices, with changes recorded through other income (expense), net in the statement of operations and comprehensive loss. The Company currently holds a non-controlling equity investment in the common stock of Ascentage Pharma Group International (“Ascentage International”), an affiliate of a Hong-Kong based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited (“Ascentage Pharma”), which was acquired in connection with certain commercial agreements with Ascentage Pharma (see Note 5, “License Agreements”). In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. The Company was subject to a lock-up agreement with Ascentage International that precluded the Company from selling shares prior to April 28, 2020.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of March 31, 2020, the Company had no off-balance sheet concentrations of credit risk.

The Company is also exposed to market risk in its strategic investments. As of March 31, 2020, the Company held an investment in common stock which is publicly traded.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

In March 2020 the World Health Organization declared the global novel coronavirus (“COVID-19”) outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and results of operations, including ongoing and planned clinical studies. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the COVID-19 pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s business, financial condition, results of operations and prospects may be adversely affected.

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

As part of the process of preparing its financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, the Company adjusts the rate of expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and it may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the three-months ended March 31, 2020 and 2019.

Contingent Consideration Liability

The Company has entered into and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates whether the license agreement results in the acquisition of an asset or a business. To date, all of the Company’s license agreements have been considered acquisitions of assets and none have been considered acquisitions of a business. For license agreements that are considered to be acquisitions of assets, the upfront payments for such license, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. Some of the Company’s license agreements also include contingent consideration in the form of an obligation to issue additional issuances of the Company’s common stock based on the achievement of certain milestones. For these licenses, the Company assesses on a continuous basis whether (i) such contingent consideration meets the definition of a derivative, and (ii) whether it can be classified within stockholders’ equity. Until such time when equity classification criteria are met or the milestones expire, the contingent consideration is classified as a liability. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification criteria, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity.

Leases

Prior to January 1, 2020, the Company accounted for its leases of office space and laboratory facilities under non-cancelable operating lease agreements and recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances to fund leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Lessor funded leasehold improvement incentives not yet received were recorded in prepaid expenses and other current assets on the condensed balance sheets. The Company did not assume renewals in its determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease and began recognizing rent expense on the date that it obtained the legal right to use and control the leased space.

Deferred rent consisted of the difference between cash payments and the rent expense recognized. The Company recognized a liability for costs that will continue to be incurred under a lease contract for its remaining term without economic benefit at its fair value when the entity ceases using the right conveyed by the contract, which was when the space is completely vacated. The Company also entered into capital lease agreements for certain equipment with a lease term of three years. The current portion of capital lease obligations was included in accrued and other current liabilities and the noncurrent capital lease obligations was included in other noncurrent liabilities on the condensed balance sheets.

Subsequent to January 1, 2020, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if so, whether such a lease is classified as a financing lease or an operating lease. Operating leases are included in operating lease right-of-use assets, (“ROU assets”), operating lease liabilities, net of current portion, and accrued and other current liabilities on the Company’s condensed balance sheets. The Company has elected not to recognize on the condensed balance sheets leases with terms of one year or less. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and are considered long-lived assets for purposes of identifying, recognizing and measuring impairment. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made or incentives received and impairment charges if the Company determines the ROU asset is impaired and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component.  The lease components resulting in a ROU asset have been recorded on the condensed balance sheets and are amortized as lease expense on a straight-line basis over the lease term.

The Company does not have any material financing leases.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the first quarter of 2020, the Company evaluated indicators of impairment for the ROU asset and related leasehold improvements considering the current economic environment, its impact on subleasing activity and the exit of its headquarters previously located in Brisbane, California. The Company concluded the carrying value of these assets were not fully recoverable and recorded an impairment charge of $2.2 million (see Note 6, “Commitments and Contingencies”) during the three months ended March 31, 2020.

Determining estimated discounted cash flows for purposes of an impairment analysis requires the Company to make estimates and assumptions regarding the amount and timing of sublease income. There are often risks and uncertainties associated with the intent to sublease offices and laboratory space. Consequently, the eventual realized sublease revenues may vary from estimates as of the impairment testing date and adjustments may occur in future periods. Furthermore, the Company’s sublease assumptions could be further impacted by the COVID-19 outbreak.

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax-related provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on the Company’s condensed financial statements as of March 31, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for the Company for all interim and annual periods beginning January 1, 2022, with early adoption permitted. The Company early adopted ASU 2019-12 beginning January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on its condensed financial statements and related disclosures. The only aspect of ASU 2019-12 that is currently applicable to the Company is the removal of the exception related to intraperiod tax allocation. Beginning in 2020, the Company will apply the general methodology regarding the intraperiod allocation of tax expense. After the adoption of ASU 2019-12, in periods where the Company has a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under the guidance for contracts with customers (Topic 606) when the collaborative arrangement participant is a customer in the context of a unit of account. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. The Company adopted this standard on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020.  The adoption of this ASU did not have a material impact on its condensed financial statements but has resulted in enhanced disclosures related to the recurring Level 3 fair value measurements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard on January 1, 2020.  The adoption of this ASU did not have a material impact on its condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and related amendments which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. On November 15, 2019, the FASB issued ASU 2019-10 to delay the effective date of this standard, making it effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted.

The Company adopted this standard on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption, if any. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. The Company also elected to account for lease and non-lease components in its lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less. The Company did not elect the practical expedient allowing the use-of-hindsight, which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.

Upon adoption of Topic 842, the Company recorded $42.4 million of operating lease liabilities and $27.2 million of right-of-use assets after reclassification of deferred rent of $15.3 million, as of January 1, 2020. The adoption did not have a material impact on the Company’s condensed statements of operations and comprehensive loss or condensed statements of cash flows (see Note 6, “Commitments and Contingencies” for additional information).

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its condensed financial position, results of operations, and disclosures.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,059	$24,059	$—	$—
U.S. government debt securities	1,000	—	1,000	—
Total cash equivalents	25,059	24,059	1,000	—
Short-term marketable securities:
U.S. and foreign commercial paper	6,227	—	6,227	—
U.S. and foreign corporate debt securities	12,297	—	12,297	—
U.S. government debt securities	46,951	—	46,951	—
U.S. treasuries	18,704	—	18,704	—
Total short-term marketable securities	84,179	—	84,179	—
Strategic investment
Foreign equity securities	4,120	4,120	—	—
Total strategic investment	4,120	4,120	—	—
Total assets subject to fair value measurements on a recurring basis	$113,358	$28,179	$85,179	$—
Liabilities:
Contingent consideration liability	$910	$—	$—	$910
Total liabilities subject to fair value measurements on a recurring basis	$910	$—	$—	$910

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,377	$29,377	$—	$—
U.S. and foreign commercial paper	4,999	—	4,999	—
U.S government debt securities	2,550	—	2,550	—
Total cash equivalents	36,926	29,377	7,549	—
Short-term marketable securities:
U.S. treasuries	15,063	—	15,063	—
U.S. and foreign commercial paper	11,972	—	11,972	—
U.S. and foreign corporate debt securities	8,755	—	8,755	—
U.S. government debt securities	48,718	—	48,718	—
Total short-term marketable securities	84,508	—	84,508	—
Strategic investment
Foreign equity securities	5,507	5,507	—	—
Total strategic investment	5,507	5,507	—	—
Long-term marketable securities
U.S. treasuries	3,025	—	3,025	—
Total long-term marketable securities	3,025	—	3,025	—
Total assets subject to fair value measurements on a recurring basis	$129,966	$34,884	$95,082	$—
Liabilities:
Contingent consideration liability	$1,131	$—	$—	$1,131
Total liabilities subject to fair value measurements on a recurring basis	$1,131	$—	$—	$1,131

The Company estimates the fair value of its money market funds, U.S. and foreign commercial paper, U.S. and foreign corporate debt securities, asset-backed securities, U.S. treasuries, U.S. government debt securities and foreign equity securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

The Company has recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”) (see Note 5, “License Agreements”). As of March 31, 2020, these Commercial Agreements included contingent consideration of up to an aggregate of 533,336 additional shares of common stock to be issued in specified portions to Ascentage Pharma and an academic institution from which Ascentage Pharma had previously in-licensed the underlying technology based on achievement of certain specified preclinical and clinical development and sales milestone events. The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements is estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilizes current stock price and reflects the probability and timing of future issuances of shares. The probability and timing of future issuances of shares is based on current scenarios and plans to research, develop, and seek to obtain marketing approval for licensed compounds under the Commercial Agreements, with individual probabilities for each defined milestone event ranging from 75% to 90%, and with a cumulative probability of 67.5%. Total contingent consideration may change significantly as preclinical and clinical development related to the compounds covered by the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of and timing for successful achievement of the related milestone events. For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $3.7 million (using the Company’s stock price as of March 31, 2020). As of March 31, 2020, and December 31, 2019, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2020 and 2019 (in thousands):

Amount
Balance at December 31, 2019	$1,131
Additions	—
Settlements	—
Change in fair value	(221)
Balance at March 31, 2020	$910

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(1,245)
Balance at March 31, 2019	$1,238

There were no transfers into and out of Level 3 of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

The Company holds an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represents an insignificant level of ownership in the investee and has been recorded within strategic investment on the Company’s condensed balance sheets (see Note 5, “License Agreements”). In October 2019, Ascentage International completed an initial public offering of common stock on the Hong Kong Stock Exchange. Following the initial public offering, the Company’s underlying investment changed to be an equity security with a readily determinable fair value which is measured at fair value on a recurring basis based on quoted stock prices available on the Hong Kong Stock Exchange, which are considered observable inputs (Level 1). The estimated fair value of the common stock was $4.1 million and $5.5 million as of March 31, 2020 and December 31, 2019, respectively, and is included in strategic investment on the Company’s condensed balance sheets. The change in fair value of this investment was $1.4 million and zero for the three months ended March 31, 2020 and 2019, respectively, and was recorded in other expense, net on the statements of operations and comprehensive loss.

See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company’s financial instruments.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$24,059	$—	$—	$24,059
U.S. government debt securities	999	1	—	1,000
Total cash equivalents	25,058	1	—	25,059
Short-term marketable securities:
U.S. and foreign commercial paper	6,218	9	—	6,227
U.S. and foreign corporate debt securities	12,314	5	(22)	12,297
U.S. government debt securities	46,708	243	—	46,951
U.S. treasuries	18,566	138	—	18,704
Total short-term marketable securities	83,806	395	(22)	84,179
Total	$108,864	$396	$(22)	$109,238

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$29,377	$—	$—	$29,377
U.S. and foreign commercial paper	4,999	—	—	4,999
U.S. government debt securities	2,550	—	—	2,550
Total cash equivalents	36,926	—	—	36,926
Short-term marketable securities:
U.S. and foreign commercial paper	11,965	7	—	11,972
U.S. and foreign corporate debt securities	8,748	8	(1)	8,755
U.S. government debt securities	48,647	71	—	48,718
U.S. treasuries	15,057	6	—	15,063
Total short-term marketable securities	84,417	92	(1)	84,508
Long-term marketable securities
U.S. treasuries	3,025	—	—	3,025
Total long-term marketable securities	3,025	—	—	3,025
Total	$124,368	$92	$(1)	$124,459

At March 31, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both March 31, 2020 and December 31, 2019. The Company does not intend to and does not believe it is more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Agreements

License and Compound Library and Option Agreement

The Company is a party to three agreements with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology, (b) an initial license agreement executed in February 2016 granting the Company rights to an initial licensed compound, and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound. As of March 31, 2020, as part of these agreements, the Company has issued 640,002 shares of common stock to Ascentage Pharma and 160,000 shares of common stock to an academic institution from whom Ascentage Pharma had previously licensed the technology.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate 533,336 additional shares of common stock, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The milestones include the advancement of additional compounds into an investigational drug application, or IND, enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration and/or European Medicines Agency approval, and a net sales threshold. The license agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

In December 2018, the Company elected to advance a second compound into formal preclinical development which gave rise to an obligation under the compound library and option agreement to issue an additional 133,334 shares of common stock to Ascentage Pharma and the academic institution. These shares were issued to Ascentage Pharma in January 2019 and the academic institution in March 2019. In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones events, the Company recorded a contingent consideration liability of $0.9 million at March 31, 2020 and $1.1 million at December 31, 2019. The $0.9 million contingent consideration liability was recorded as a current liability based on the latest estimates for milestone achievements. To date, no royalties were due from the sales of licensed products.

In April 2016, in connection with the Commercial Agreements, the Company purchased an interest in an affiliate of Ascentage Pharma for an aggregate purchase price of $0.5 million. In May 2018, this interest was exchanged for an interest in a newly formed affiliate of Ascentage Pharma called Ascentage International as part of a reorganization of those entities. The Company also invested an additional $0.5 million in Ascentage International in May 2018 which was recorded within other long-term assets on the Company’s balance sheet as of December 31, 2018.

In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange at HK$34.20 (approximately USD $4.36) per share. In connection with Ascentage International’s initial public offering, the Company’s interest converted into shares of common stock of Ascentage International. The Company determined that its investment in Ascentage International met the definition of an equity security with a readily determinable fair value which is measured at fair value on a recurring basis based on quoted stock price available on the Hong Kong Stock Exchange. The Company was subject to a lock-up agreement with Ascentage International that precluded the Company from selling shares prior to April 28, 2020. The fair value of the Company’s investment in Ascentage International as of March 31, 2020 and December 31, 2019 was $4.1 million and $5.5 million, respectively, which was included in strategic investment on the condensed balance sheets.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was not material for the three months ended March 31, 2020 and 2019.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf of its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones.  In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF.  In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of March 31, 2020. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at March 31, 2020 or December 31, 2019. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Commitments and Contingencies

Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019. The lease has an initial term from occupancy of approximately ten years ending on December 31, 2029 with an option to extend the term for an additional eight years at then-market rental rates.  The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement.  The Company will also be responsible for the operating expenses and real estate taxes allocated to the building and common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of $10.7 million, which was included in deferred rent and leasehold improvements on the balance sheet at December 31, 2019. In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord.

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

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

Three Months Ended
March 31, 2020
Operating lease cost	$1,300
Variable lease cost	278
Impairment of operating lease right-of-use asset	1,157
Total lease cost	$2,735

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred. Rent expense for the three months ended March 31, 2019 was $0.4 million.

The following table summarizes supplemental information related to leases (in thousands):

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$839
Weighted-average remaining lease term (years)
Operating leases	9.0
Weighted-average discount rate (percentage)
Operating leases	5.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2020 (in thousands):

Amount
2020 (remaining 9 months)	$4,958
2021	6,653
2022	6,283
2023	4,810
2024	4,964
Thereafter	27,302
Total future minimum lease payments	54,970
Less: Amount representing interest	(12,763)
Present value of future minimum lease payments	42,207
Less: Current portion of operating lease liability	4,318
Noncurrent portion of operating lease liability	$37,889

The cumulative effect on the Company’s condensed balance sheets at January 1, 2020 from the adoption of Topic 842 was as follows (in thousands):

	December 31, 2019	Topic 842 Adjustments	January 1, 2020
Operating lease right-of-use assets	$—	$27,174	$27,174
Accrued and other current liabilities	4,995	(1,970)	3,025
Operating lease liabilities, current portion	—	3,455	3,455
Deferred rent, net of current portion	13,298	(13,298)	—
Operating lease liabilities, net of current portion	—	38,988	38,988

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows include estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million. This impairment loss was allocated proportionally to the right-of-use asset of $1.2 million and leasehold improvements of $1.0 million and recorded in operating expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2020. After recording the impairment, the remaining balance of the ROU asset and leasehold improvements was $1.8 million and $1.6 million, respectively. Additional impairments could be realized if the Company’s sublease assumptions are further impacted by real estate market conditions, including potentially as a result of the COVID-19 pandemic.

Indemnification

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

7. Equity Financing

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

On June 3, 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen acts as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of Cowen’s expenses in connection with the offering up to a maximum of $0.1 million. During the three months ended March 31, 2020, the Company issued and sold 1,513,840 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $8.8 million, after deducting commissions and other offering expenses of $0.3 million.

8. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	6,906,898	$7.62
Granted	2,903,256	$6.05
Exercised	(73,049)	$3.41
Canceled	(216,345)	$10.88
Balances at March 31, 2020	9,520,760	$7.10

A summary of the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	325,887	$9.00
Granted	661,314	$5.95
Forfeited	(16,873)	$9.00
Unvested at March 31, 2020	970,328	$6.92

For stock options granted to employees with service-based vesting, the fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model and utilizing assumptions that were determined as follows:

Expected Term—The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

Expected Volatility— Due to limited historical data, the Company estimates stock price volatility based on a combined weighted average of the Company’s historical average volatility and that of a selected peer group of comparable publicly traded companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends over the expected life of the award.

Risk-Free Interest Rate—The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividends—The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future. Therefore, the expected dividend yield is zero.

In March 2020, the board of directors granted the Company’s newly hired Chief Executive Officer stock-based awards covering an aggregate of 1.1 million shares of common stock, including options to purchase an aggregate of 800,000 shares of common stock, 120,000 RSUs, 150,000 PSUs and 30,000 shares of common stock. The stock-based awards were granted pursuant to the 2020 Employment Inducement Incentive Plan, which was approved by the board of directors in March 2020 to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company.

The 30,000 shares of common stock were fully vested on the date of grant and thus, the related compensation expense of $0.2 million was recognized on the grant date. The stock options and RSUs will vest subject to continued service through the applicable vesting date

The PSUs vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.875 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.875 and as to 100,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to  the Company’s stockholders is equal to at least $2.5 billion, as determined by the board of directors.

For the PSU awards, the Company used the Monte-Carlo option pricing model to determine the fair value of awards at the date of grant. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. The total grant date fair value of the PSU awards was determined to be $0.7 million and will be recognized as compensation expense over the weighted-average derived service period of approximately 4.3 years.

During the three months ended March 31, 2020 the Company issued 13,550 shares in settlement of stock-based compensation awards accounted for as liability awards.

Stock Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, and costs associated with the Company’s 2018 Employee Stock Purchase Plan (“2018 ESPP”) included in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,535	$995
General and administrative	1,782	1,002
Total	$3,317	$1,997

Stock based compensation for the three months ended March 31, 2020 includes $0.1 million of expense related to awards accounted for as liability awards.

9. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted earnings (loss) per share also requires that, to the extent contingencies are satisfied during the period and the presumed issuance of additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, RSUs (including PSUs), early exercised common stock subject to future vesting, restricted stock accounted for as options, shares subject to the 2018 ESPP and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(28,038)	$(18,767)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	47,544,401	42,190,457
Net loss per share—basic and diluted	$(0.59)	$(0.44)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2020	2019
Options to purchase common stock	9,520,760	5,375,168
Early exercised common stock subject to future vesting	122,393	591,219
RSUs	970,328	—
Shares subject to ESPP	44,344	27,622
Total	10,657,825	5,994,009

Up to 640,218 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019.

Overview

We are a biotechnology company engaged in researching and developing therapeutics to extend healthspan by slowing, halting or reversing diseases of aging.  Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat age-related diseases, such as musculoskeletal, ophthalmologic and pulmonary diseases.

In June 2019, we reported top-line results from our Phase 1 clinical study of UBX0101, our lead product candidate, in patients with moderate-to-severe osteoarthritis, or OA, of the knee. The study demonstrated that UBX0101 was well-tolerated. Dose-dependent improvement in several clinical measures, including pain and function, as well as modulation of multiple senescence-associated secretory phenotype, or SASP, factors and disease-related biomarkers, was observed after a single dose of UBX0101.

In the fourth quarter of 2019, we initiated a Phase 2 study of UBX0101 in patients with painful, moderate-to-severe OA of the knee.  As of mid-February 2020, this study was fully enrolled and we continue to expect top-line results for 12- and 24-week endpoints in the second half of 2020. The study is randomized, double-blind, and placebo-controlled and will evaluate three doses (0.5 mg, 2.0 mg and 4.0 mg) of UBX0101 administered via a single intra-articular injection. The primary measure is an assessment of pain at 12 weeks using the WOMAC-A instrument. Secondary measures will include safety and tolerability, pain (by NRS) and function (by WOMAC-C) at 12 weeks, as well as these same measures at 24 weeks.

In the first quarter of 2020, we initiated a Phase 1b study of UBX0101 in patients with painful, moderate-to-severe OA of the knee to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses. As of the end of March 2020, this study was fully enrolled and we continue to expect to announce top-line results for 12- and 24-week endpoints in the second half of 2020. This Phase 1b study is randomized, double-blind, and placebo-controlled and will evaluate an 8.0 mg dose of UBX0101 administered via a single intra-articular injection as well as two 4.0 mg doses of UBX0101 administered via intra-articular injection one month apart. The primary measures will be safety and tolerability. Secondary measures will include pain (using the WOMAC-A and NRS instruments) and function (by WOMAC-C) at 12 weeks, as well as similar measures at 24 weeks.

Our lead ophthalmology candidates, UBX1325 and UBX1967, are currently in the final phases of Investigational New Drug, or IND, -enabling non-clinical toxicology studies.  Both senolytic molecules are inhibitors of particular members of the Bcl-2 family of apoptosis regulatory proteins which have shown distinct pharmacokinetic profiles in preclinical studies. We intend to complete IND-enabling studies for both molecules prior to selecting the first molecule to advance to a first-in-human study to explore safety and tolerability of this novel mechanism of action for age-related eye diseases. The overall clinical program is directed at multiple age-related diseases of the eye, such as age-related macular degeneration, diabetic retinopathy and diabetic macular edema. We continue to expect to file an IND for a Phase 1 safety study for this program in the second half of 2020. Assuming clinical sites are able to recruit investigators and study staff, and enroll patients, we expect to receive initial results from the Phase 1 safety study in 2021. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study initiation, enrollment and completion may be delayed.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $28.0 million and $18.8 million for the three months ended March 31, 2020 and

2019, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of March 31, 2020, we had an accumulated deficit of $273.5 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

We have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the Sales Agreement, with Cowen and Company, LLC, or, Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the ATM Offering Program. During the three months ended March 31, 2020, we issued and sold 1,513,840 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $8.8 million, after deducting commissions and other offering expenses of $0.3 million.

We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials.  These strains have resulted in institutions prohibiting the initiation of new clinical trials, slowing or halting enrollment in existing trials and restricting the on-site monitoring of clinical trials.  In response to the COVID-19 pandemic, we amended the clinical study protocols for our ongoing Phase 2 and Phase 1b UBX0101 clinical studies to enable remote data collection for clinical sites that are limited in their ability to conduct study visits in person, for either site or patient safety reasons. While we are still able to collect data for the primary endpoint and most of the secondary endpoints for both studies, other assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, physical exams, and imaging.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors have impacted our supply of UBX0101. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and given our drug inventories, we have sufficient drug supply for our ongoing Phase 2 and Phase 1b clinical studies as well as our planned Phase 1 study in ophthalmology disease.

Several of the contract research organizations (CROs) that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates.  In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines.  Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early stage projects, none of which impacted preclinical timelines.

In late February 2020, we created an internal, cross-functional COVID-19 Response Team to closely monitor the evolving situation and manage our response. In alignment with public health guidance designed to slow the spread of COVID-19, as of mid-March 2020, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our laboratory staff.  For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

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

Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration obligation meets the definition of a derivative and/or can be equity classified, until such time that the contingency or equity classification criteria is met or expires. As of March 31, 2020, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met and equity classification criteria had not been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating results. Gains or losses on contingent consideration expense is driven by changes in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the three months ended March 31, 2020 and 2019.

Other Expense, Net

We hold an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong-Kong-based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited.  In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock price available on the Hong Kong Stock Exchange.  Other expense, net, includes changes in fair value of the investment in this equity security.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Summary of Operations Data:
Operating expenses:
Research and development	$19,265	$16,505	$2,760
General and administrative	5,953	4,477	1,476
Change in fair value of contingent consideration	(221)	(1,245)	1,024
Impairment of long-lived assets	2,159	—	2,159
Total operating expenses	27,156	19,737	7,419
Loss from operations	(27,156)	(19,737)	7,419
Interest income	527	1,006	(479)
Other expense, net	(1,409)	(36)	1,373
Net loss	$(28,038)	$(18,767)	$9,271

Research and Development

Research and development expenses increased by $2.8 million, to $19.3 million for the three months ended March 31, 2020 from $16.5 million for the three months ended March 31, 2019. The increase was primarily due to increases of $1.5 million in clinical study costs driven by increased development costs associated with UBX0101, $1.4 million in facilities-related costs, and $0.6 million in personnel-related costs, of which $0.5 million was related to non-cash stock compensation expense, partially offset by decreases of $0.5 million in laboratory supplies.

General and Administrative

General and administrative expenses increased by $1.5 million, to $6.0 million for the three months ended March 31, 2020 from $4.5 million for the three months ended March 31, 2019. The increase was primarily due to increases of $0.9 million in personnel-related costs, of which $0.8 million was related to non-cash stock compensation expense, $0.3 million in facilities-related costs and $0.2 million in professional fees.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $0.2 million for the three months ended March 31, 2020 and $1.2 million for the three months ended March 31, 2019. The change in the fair value of contingent consideration was primarily due to changes in our stock price.

Impairment of Long-Lived Assets

Impairment charges for the three months ended March 31, 2020 consisted of impairment of long-lived assets. On February 1, 2020, we evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.2 million.

Interest Income

Our interest income was $0.5 million for the three months ended March 31, 2020 as compared to $1.0 million for the three months ended March 31, 2019. Interest income is earned from our funds invested in cash equivalents and marketable securities. The change for the three months ended March 31, 2020 is primarily attributable to the changes in balances of cash equivalents and marketable securities.

Other Expense, Net

Other expense, net, of $1.4 million for the three months ended March 31, 2020 was primarily due to the decrease in the fair value of our investment in the common stock of Ascentage International.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of March 31, 2020, we had an accumulated deficit of $273.5 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently through our ATM Offering Program, and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

In June 2019, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The SEC declared the Shelf Registration Statement effective in June 2019.  In June 2019, we also entered into a sales agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through the ATM Offering Program under which Cowen acts as sales agent. During the three months ended March 31, 2020, we issued and sold 1,513,840 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $8.8 million, after deducting commissions and other offering expenses of $0.3 million. As of March 31, 2020, common stock valued at $38.5 million remained available to be sold under our ATM Offering Program.

Future Funding Requirements

To date we have not generated any revenue from contracts with customers and have received a contribution from a third-party organization for certain research and development activities to support their philanthropic mission. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, since becoming a public company, we continue to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or from collaborative agreements with third parties, if ever, we expect to finance our future cash needs through various means. Additional capital may be raised through the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, receiving research contributions, grants or other sources of financing to fund our operations. There can be no assurance that sufficient funds will be available to us on attractive terms or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $273.5 million through March 31, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2021, including through clinical data readouts from the Phase 2 clinical study of UBX0101 we initiated in the fourth quarter of 2019 and, the higher dose and repeat dose Phase 1b study of UBX0101 we initiated in the first quarter of 2020, as well as initial data from Phase 1 clinical study of one of our lead molecules in age-related eye disease.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our lead drug candidates or any future drug candidates;
•	potential delays in or cost increases associated with our ongoing or planned clinical trials as a result of the COVID-19 pandemic;
•	the number and characteristics of any additional drug candidates we develop or acquire;
•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;
•	the cost of manufacturing our lead drug candidates or any future drug candidates and any products we successfully commercialize;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities if our lead drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(25,073)	$(20,596)
Cash provided by investing activities	3,666	40,060
Cash provided by financing activities	8,993	282
Net increase in cash, cash equivalents and restricted cash	$(12,414)	$19,746

Operating Activities

Cash used in operating activities of $25.1 million for the three months ended March 31, 2020 consisted primarily of a net loss of $28.0 million, adjusted for net non-cash charges of $7.9 million and changes in net operating assets and liabilities of $5.0 million. Our non-cash charges consisted primarily of $3.3 million in stock-based compensation, $2.2 million in impairment charges pertaining to leasehold improvements in the Company’s former offices, $1.4 million change in fair value of our strategic investment, $0.9 million in depreciation and amortization, and $0.5 million in non-cash operating lease expense, offset by $0.1 million in amortization of premium and discounts on marketable securities, and $0.2 million change in fair value of contingent consideration liability associated with our two license agreements and our compound library and option agreement. The net change in our operating assets and liabilities consisted primarily of a decrease of $3.7 million in accrued compensation, $1.3 million in accounts payable, and $0.1 million in accrued liabilities and other current liabilities, offset by a decrease of $0.1 million in prepaid expenses and other current assets.

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

Investing Activities

Cash provided by investing activities of $3.7 million for the three months ended March 31, 2020 was related primarily to maturities of marketable securities of $40.7 million, which were offset by purchases of marketable securities of $37.0 million.

Cash provided by investing activities of $40.0 million for the three months ended March 31, 2019 was related to maturities of marketable securities of $58.3 million, offset by purchases of marketable securities of $18.1 million and purchases of property and equipment of $0.2 million.

Financing Activities

Cash provided by financing activities of $9.0 million for the three months ended March 31, 2020 was related primarily to $8.8 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, and $0.2 million proceeds from issuance of common stock upon exercise of stock options.

Cash provided by financing activities of $0.3 million for the three months ended March 31, 2019 was primarily related to proceeds from issuance of common stock upon exercise of stock options, net of repurchases.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In February 2019, we entered into a lease agreement for new office and laboratory space in South San Francisco, California. See Note 6, “Commitments and Contingencies,” to our condensed financial statements for further information.

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Agreements,” to our financial statements for additional information.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as provided in Note 2 to our Financial Statements “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our Financial Statements, “Summary of Significant Accounting Policies,” for information.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS

Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $109.2 million as of March 31, 2020, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2020.

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with our condensed financial statements as of March 31, 2020 and December 31, 2019 and the notes accompanying those financial statements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 clinical study of UBX0101, a senolytic small molecule inhibitor of the MDM2/p53 protein-protein interaction, in patients with osteoarthritis, or OA, of the knee and announced initial results in the second quarter of 2019. We initiated a Phase 2 clinical study in OA of the knee in the fourth quarter of 2019 and we continue to expect top-line results for 12- and 24-week endpoints in the second half of 2020.  We also initiated a Phase 1b study to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses of UBX0101 in the first quarter of 2020. We continue to expect top-line results for 12- and 24-week endpoints from the Phase 1b study in the second half of 2020.

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2020 and 2019 was approximately $28.0 million and $18.8 million, respectively. As of March 31, 2020, we had an accumulated deficit of $273.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2020, we had capital resources consisting of cash, cash equivalents, and marketable securities of $109.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101, UBX1325 and UBX1967, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our lead drug candidates or any future drug candidates;
•	potential delays in or an increase in costs associated with our ongoing or planned clinical trials as a result of the COVID-19 pandemic;
•	the number and characteristics of any additional drug candidates we develop or acquire;
•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;
•	the cost of manufacturing our lead drug candidates or any future drug candidates and any products we successfully commercialize;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities if our lead drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;
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

We also could choose or be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or drug candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our drug candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of debt and equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively impacted by the COVID-19 pandemic and associated economic uncertainty, and such impact may be exacerbated as the COVID-19 pandemic evolves or by other unforeseen events or public health emergencies. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We plan to continue to develop a pipeline of drug candidates to treat age-related diseases and extend human healthspan. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue and we are currently advancing programs in musculoskeletal, ophthalmologic, and pulmonary disorders. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional age-related diseases, such as neurodegenerative disease, kidney disease and liver disease. In addition to our efforts to eliminate senescent cells, we are also advancing other programs with the potential to extend human healthspan, including the administration of the administration of α-Klotho hormone.

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. In response to the COVID-19 pandemic, we implemented a reduced onsite staffing model in mid-March 2020, and as the COVID-19 pandemic evolves we may be required to take additional actions that impact the prioritization of programs as required by applicable laws or regulations, or which we determine to be in the best interest of our employees.

Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we completed a Phase 1 clinical study of UBX0101 in patients with OA of the knee in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019. In addition, we initiated a Phase 1b clinical study of UBX0101 in OA in the first quarter of 2020. We continue to expect to receive 12- and 24-week data from both of these studies in the second half of 2020.  In response to the COVID-19 pandemic, we amended the clinical study protocols for these studies to enable remote data collection for clinical sites that are limited in their ability to conduct study visits in person, for either site or patient safety reasons. While we are still able to collect data for the primary endpoint and most of the secondary endpoints for both studies, other assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, physical exams, and imaging.

To advance our ophthalmology program, we intend to complete Investigational New Drug application, or IND, -enabling studies for our two lead drug candidates, UBX1325 and UBX1967, prior to selecting the first molecule to advance into a first-in-human clinical study. We expect to explore multiple age-related eye diseases in our ophthalmology program. We continue to expect to file an IND for a Phase 1 safety study for this program in the second half of 2020.  Assuming clinical sites are able to recruit investigators and study staff, and enroll patients, we expect to receive initial results from the Phase 1 safety study in 2021. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study initiation, enrollment and completion may be delayed.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Potential disruptions caused by the COVID-19 pandemic could exacerbate these challenges.  As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

•	the timing of receipt of approvals for our drug candidates from regulatory authorities in the United States, or U.S., and internationally;
•	coverage and reimbursement policies with respect to our drug candidates, if approved, and potential future drugs that compete with our products;
•	the level of demand for our products, if approved, which may vary significantly over time; and
•	potential disruption caused by the COVID-19 pandemic or other unforeseen events and public health emergencies.

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

Further, while cellular senescence is a natural occurring biological process, the administration of senolytic medicines to eliminate or cause the elimination of accumulated senescent cells and modulating their associated SASP in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. For example, certain of our attempts to replicate early in vivo findings in different animal models have proven to be challenging, for example with respect to our efforts to mimic diseases which develop over a long period of time in humans, like OA as well as certain eye and lung diseases. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is both preliminary and limited. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We completed a Phase 1 clinical study of our first lead drug candidate, UBX0101, in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in the fourth quarter of 2019 and a Phase 1b clinical study of both a higher dose and repeat doses in the first quarter of 2020.  To advance our ophthalmology program, we intend to complete IND-enabling studies for our two lead drug candidates, UBX1325 and UBX1967, prior to selecting the first molecule to advance into a first-in-human clinical study. We continue to expect to file an IND for a Phase 1 safety study for this program in the second half of 2020.  Assuming clinical sites are able to recruit investigators and study staff, and enroll patients, we also expect to initiate a Phase 1 study for this program in the second half of 2020 pursuant to which we intend to explore multiple age-related eye diseases. However, the impact of the COVID-19 pandemic timing of study initiations, enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study initiation, enrollment and completion may be delayed.

UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials. For example, in preclinical studies, we observed that UBX1967 showed sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of such preclinical studies would be longer than originally anticipated due to the extended exposure profile, which led us to decide to continue to preclinical studies of UBX1325 in parallel and delayed the commencement of our initial Phase 1 study for age-related eye diseases.

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
•

timely completion of our preclinical studies and clinical studies, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors, some of whom could be adversely impacted by unforeseen events such as pandemics and public health emergencies, such as the COVID-19 pandemic;

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

These factors, many of which are beyond our control, could cause us to experience significant delays or be unable to obtain regulatory approvals or commercialize our drug candidates. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in developing, obtaining regulatory approvals for or commercializing our product candidates. Even if regulatory approvals are obtained, we may never achieve success in commercializing any of our drug candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our drug candidates or any future drug candidates to continue our business or achieve profitability.

The COVID-19 coronavirus could adversely impact our business, including our clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, in which we have planned or active clinical trial sites. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, as of mid-March 2020, we transitioned to a reduced onsite staffing model and implemented a remote work plan for all of our employees other than those providing essential services, such as our laboratory staff.  For those onsite employees, we have implemented heightened safety measures designed to comply with applicable federal, state and local guidelines. We may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

In response to the COVID-19 pandemic, we amended the clinical study protocols for our ongoing Phase 2 and Phase 1b UBX0101 clinical studies to enable remote data collection for clinical sites that are limited in their ability to conduct study visits in person, for either site or patient safety reasons. While we are still able to collect data for the primary endpoint and most of the secondary endpoints for both studies, other assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, physical exams, and imaging.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors have impacted our supply of UBX0101. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and given our drug inventories, we have sufficient drug supply for our ongoing Phase 2 and Phase 1b clinical studies as well as our planned Phase 1 study in ophthalmology disease.

Several of the contract research organizations (CROs) that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates.  In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines.  Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early stage projects, none of which impacted our preclinical timelines.

As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire the COVID-19 coronavirus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving authorizations from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global pandemic of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, with respect to our initial clinical trials for our senolytic drug candidates, we may be unable to accurately predict whether or in what manner we will be able to measure the impact of a drug candidate on relevant SASP factors and disease biomarkers. For example, in the initial single ascending dose, or SAD, portion of our Phase 1 OA study, we intended to collect synovial fluid from the knee joint; however, we were unable to obtain a sufficient amount of fluid for analysis of biomarkers from a number of patients. As a result, we expanded the study to include a second portion for biomarker assessment.  This second portion involved an additional cohort of patients and use an alternative procedure, saline lavage, intended to provide a greater number of sufficient samples size for SASP and disease biomarkers assessment.

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

Although we completed our Phase 1 clinical study of UBX0101 in OA in the second quarter of 2019 and initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019 and a Phase 1b clinical study of UBX0101 in OA in the first quarter of 2020, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies of UBX0101, in completing ongoing studies of our other drug candidates or in initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors.  For example while we continue to expect to file an IND for a Phase 1 safety study for our ophthalmology program in the second half of 2020, if clinical sites are unable to recruit and retain investigators and study staff or screen and enroll patients, or the planned study start date could be delayed.  Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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
•

obtaining sufficient product supply of drug candidate for use in preclinical studies or clinical studies from third-party suppliers some of whom could be adversely impacted by unforeseen events such as pandemics and public health emergencies, such as the COVID-19 pandemic.

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

•

we or our investigators might have to suspend or terminate clinical studies of our drug candidates for various reasons, including non-compliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, a finding that the participants are being exposed to unacceptable health risks, or due to unforeseen events such as pandemics and public health emergencies, such as the COVID-19 pandemic;

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

Further, conducting clinical studies in foreign countries, as we may do for certain of our drug candidates, presents additional risks that may delay completion of our clinical studies. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries, including those caused by unforeseen events such as pandemics and public health emergencies similar to the COVID-19 pandemic.

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

The timely completion of clinical studies in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical studies for a variety of reasons. The enrollment of patients depends on many factors, some of which could be exacerbated by the COVID-19 pandemic, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	patients’ fear of visiting or traveling to trial sites during the COVID-19 pandemic;
•	the design of the trial;
•	our ability to recruit clinical study investigators with the appropriate competencies and experience;
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

We currently intend to supply all of our drug candidates in all territories for our planned clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates progress through the clinical trial process. Some of these third parties may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.  For example, one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident. While such incident did not impact our supply of UBX0101 for our ongoing clinical studies, there can be no assurance that our supply chain and clinical trials will not be disrupted in the future due to the COVID-19 pandemic.

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

We rely on third parties in the conduct of critical portions of our preclinical studies and intend to rely on third parties in the conduct of critical portions of our future clinical studies. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our drug candidates. Some of these third parties may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies. For example, one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident.  While such incident did not impact our supply of UBX0101 for our ongoing clinical trials, there can be no assurance that our supply chain and clinical trials will not be disrupted in the future due to the COVID-19 pandemic.

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

We have conducted in the past and are currently conducting preclinical trials in the United States, Canada and China and contract with third-party suppliers in the United States, China and Denmark. Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks.  In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. The  COVID-19 pandemic could disrupt the ability of our third-party service providers, including WuXi AppTec (Hong Kong) Limited, or WuXi AppTec, which conducts certain preclinical studies of our drug candidates in China pursuant to a services agreement we entered into in 2016, to provide us with services that are critical to the development of our drug candidates. For example, in February 2020, WuXi AppTec was required to shut down its facilities located in Wuhan, China, where WuXi AppTec conducts medicinal chemistry research services for us in response to governmental orders.  Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid technological and scientific change, and our drug candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical study expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for drug candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, certain of our drug candidates, if approved, may compete with other products that treat age-related diseases, including over the counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

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

As of March 31, 2020, we had 94 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as our senior scientists. On March 30, 2020, our prior Chairman and Chief Executive Officer, Keith R. Leonard, resigned from his position as Chief Executive Officer and was replaced by Anirvan Ghosh, Ph.D.  Although Mr. Leonard will continue to serve as Chairman of our Board of Directors, disruption caused by the transition or by the loss of ongoing services of any other members of our senior management team or our senior scientists could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical studies or the commercialization of our lead drug candidates or any future drug candidates. In addition, in the months following the Chief Executive Officer transition it may be more difficult to evaluate the effectiveness, on an individual or collective basis, of our senior management team and its ability to address future challenges to our business.

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

•	disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and
•	collaborators may be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat age-related diseases, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption, including most recently as a result of the COVID-19 pandemic, have caused and could continue to cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Weakened or declining economic conditions could be caused by a number of factors. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, other natural disasters or unforeseen pandemics and public health emergencies, such as the COVID-19 pandemic, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Measures taken in response to a pandemic, such as the COVID-19 pandemic, which causes a public health emergency, could also disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.  For example, in mid-March 2020, in alignment with federal, state and local guidance designed to slow the spread of COVID-19, we transitioned to a reduced onsite staffing model and remote work plan for all employees other than those providing essential services, such as our laboratory staff.  As the COVID-19 pandemic evolves, we may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

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

As of March 31, 2020, we own, co-own, or have an exclusive license in certain fields of use to more than 140 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 38 issued and allowed U.S. patents and applications and 19 granted and allowed foreign patents and applications, respectively.

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

In the U.S., the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA that may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical, and biotechnology stocks in particular, have experienced extreme volatility as a result of the COVID-19 pandemic that may be unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an at-the-market equity offering program under which Cowen acts as our sales agent.  As of December 31, 2019, we had sold 3,974,908 shares of common stock under the Sales Agreement for total net proceeds of $26.1 million.  If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline. During the three months ended March 31, 2020, we issued and sold 1,513,840 shares of its common stock through our ATM Offering Program and received net proceeds of approximately $8.8 million, after deducting commissions and other offering expenses of $0.3 million.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 59% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

There were no sales of unregistered securities during the three months ended March 31, 2020.

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

c) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4
10.1	Employment Agreement, dated March 30, 2020, by and between Unity Biotechnology, Inc. and Anirvan Ghosh.	8-K	3/30/2020	10.1

10.2#	Amended and Restated Non-Employee Director Compensation Program (effective as of March 30, 2020)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unity Biotechnology, Inc.

Date: May 7, 2020	By: /s/ Anirvan Ghosh Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)