Form 10-Q
period 2020-06-30
Unity Biotechnology, Inc.
filed 2020-07-31
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, the registrant had 52,040,018 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,592	$37,473
Short-term marketable securities	72,176	84,508
Strategic investment	7,768	5,507
Prepaid expenses and other current assets	4,001	1,999
Total current assets	123,537	129,487
Property and equipment, net	14,226	16,636
Operating lease right of use asset	24,891	—
Long-term marketable securities	—	3,025
Restricted cash	1,446	1,446
Other long-term assets	598	627
Total assets	$164,698	$151,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,952	$5,185
Accrued compensation	3,651	5,905
Accrued and other current liabilities	6,250	4,995
Contingent consideration liability	1,816	1,131
Total current liabilities	15,669	17,216
Operating lease liability, net of current portion	36,770	—
Deferred rent, net of current portion	—	13,298
Total liabilities	52,439	30,514
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 51,729,511 and 47,227,065 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	404,754	366,695
Related party promissory notes for purchase of common stock	(210)	(210)
Employee promissory notes for purchase of common stock	(362)	(418)
Accumulated other comprehensive income	232	90
Accumulated deficit	(292,160)	(245,455)
Total stockholders’ equity	112,259	120,707
Total liabilities and stockholders’ equity	$164,698	$151,221

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$16,123	$18,468	$35,388	$34,973
General and administrative	6,320	4,970	12,273	9,447
Change in fair value of contingent consideration	906	1,032	685	(213)
Impairment of long-lived assets	—	—	2,159	—
Total operating expenses	23,349	24,470	50,505	44,207
Loss from operations	(23,349)	(24,470)	(50,505)	(44,207)
Interest income	340	900	867	1,906
Other income (expense), net	4,342	(103)	2,933	(139)
Net loss	(18,667)	(23,673)	(46,705)	(42,440)
Other comprehensive loss
Unrealized gain (loss) on marketable debt securities	(141)	94	142	208
Comprehensive loss	$(18,808)	$(23,579)	$(46,563)	$(42,232)
Net loss per share, basic and diluted	$(0.38)	$(0.56)	$(0.96)	$(1.00)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,659,153	42,442,886	48,606,768	42,311,040

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	1,513,840	—	8,763	—	—	—	—	8,763
Issuance of common stock upon exercise of stock options	73,049	—	249	—	—	—	—	249
Vesting of early exercised stock options	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	3,225	—	—	—	—	3,225
Common stock issued for services	43,550	—	100	—	—	—	—	100
Change in unrealized gain on available-for-sale marketable debt securities	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	(28,038)	(28,038)
Balances at March 31, 2020	48,857,504	$5	$379,072	$(210)	$(418)	$373	$(273,493)	$105,329
Issuance of common stock, net of issuance costs, under ATM equity offering program	2,594,030	—	20,731	—	—	—	—	20,731
Issuance of common stock upon exercise of stock options	105,142	—	355	—	—	—	—	355
Issuance of common stock from restricted stock units	103,020	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	132	—	—	—	—	132
Stock-based compensation	—	—	4,079	—	—	—	—	4,079
Issuance of common stock under employee stock purchase plan ("2018 ESPP")	69,815	—	385	—	—	—	—	385
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	56	—	—	56
Change in unrealized loss on available-for-sale marketable debt securities	—	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	—	—	(18,667)	(18,667)
Balances at June 30, 2020	51,729,511	$5	$404,754	$(210)	$(362)	$232	$(292,160)	$112,259

For the Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2018	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock upon exercise of stock options	340,731	—	300	—	—	—	—	300
Vesting of early exercised stock options	—	—	207	—	—	—	—	207
Stock-based compensation	—	—	1,997	—	—	—	—	1,997
Common stock issued to third parties	133,334	—	2,059	—	—	—	—	2,059
Change in unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(18,767)	(18,767)
Balances at March 31, 2019	42,888,359	$4	$329,226	$(201)	$(400)	$19	$(182,045)	$146,603
Issuance of common stock upon exercise of stock options	147,832	—	494	—	—	—	—	494
Vesting of early exercised stock options	—	—	218	—	—	—	—	218
Stock-based compensation	—	—	1,944	—	—	—	—	1,944
Repurchased shares	(3,793)	—	—	—	—	—	—	—
Issuance of common stock under 2018 ESPP	51,201	—	405	—	—	—	—	405
Common stock issued to third party for a license	120,000	—	965	—	—	—	—	965
Change in unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	(23,673)	(23,673)
Balances at June 30, 2019	43,203,599	$4	$333,252	$(201)	$(400)	$113	$(205,718)	$127,050

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(46,705)	$(42,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,814	1,280
Net accretion and amortization of premium and discounts on marketable securities	(54)	(766)
Stock-based compensation	7,421	3,941
Common stock issued to third party for a license	—	965
Non-cash rent expense	(106)	—
Impairment of long-lived assets	2,159	—
Change in fair value of strategic investment	(3,060)	—
Accretion of tenant improvement allowance	—	(470)
Change in fair value of contingent consideration	685	(213)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,002)	(766)
Other long-term assets	29	(17)
Accounts payable	(1,262)	391
Accrued compensation	(2,271)	(1,050)
Accrued and other current liabilities	(1,005)	(1,031)
Deferred rent, net of current portion	—	279
Net cash used in operating activities	(44,357)	(39,897)
Investing activities
Purchase of marketable securities	(49,792)	(50,699)
Maturities of marketable securities	65,345	98,480
Realized gain on sale of strategic investments	799	—
Purchase of property and equipment	(377)	(437)
Net cash provided by investing activities	15,975	47,344
Financing activities
Proceeds from issuance of common stock under ATM Offering Program, net of issuance costs	29,494	—
Proceeds from issuance of common stock under equity incentive plans, net of repurchases	604	794
Proceeds from issuance of common stock under 2018 ESPP	385	405
Proceeds from repayment of recourse notes	56	—
Payments made on capital lease obligations	(38)	(36)
Net cash provided by financing activities	30,501	1,163
Net increase in cash, cash equivalents and restricted cash	2,119	8,610
Cash, cash equivalents and restricted cash at beginning of the period	38,919	15,949
Cash, cash equivalents and restricted cash at end of the period	$41,038	$24,559
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable	$30	$47
Lessor funded lease incentives included in tenant improvement receivable	$—	$10,650
Issuance of shares in settlement of share-based liability	$100	$—

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $292.2 million and $245.5 million as of June 30, 2020 and December 31, 2019, respectively. The Company had net losses of $46.7 million and $42.4 million for the six months ended June 30, 2020 and 2019, respectively, and net cash used in operating activities of $44.4 million and $39.9 million for the six months ended June 30, 2020 and 2019, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently from its ATM Offering Program (as defined below) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations. See Note 10, “Subsequent Events”.

The Company had cash, cash equivalents and marketable securities of $111.8 million as of June 30, 2020. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2020 and its results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$39,592	$37,473
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$41,038	$38,919

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale debt securities, and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date that are available to be converted into cash to fund current operations are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income (expense), net. The cost of securities sold is determined using the specific identification method.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of June 30, 2020, the Company had no off-balance sheet concentrations of credit risk.

The Company is also exposed to market risk in its strategic investments. As of June 30, 2020, the Company held an investment in common stock which is publicly traded in Hong Kong.

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

As part of the process of preparing its condensed financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its condensed financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, the Company adjusts the rate of expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its condensed financial statements based on the facts and circumstances known at that time. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and it may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the six months ended June 30, 2020 and 2019.

Contingent Consideration Liability

The Company has entered into and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates whether the license agreement results in the acquisition of an asset or a business. To date, all of the Company’s license agreements have been considered acquisitions of assets and none have been considered acquisitions of a business. For license agreements that are considered to be acquisitions of assets, the upfront payments for such license, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. Some of the Company’s license agreements also include contingent consideration in the form of an obligation to issue additional shares of the Company’s common stock based on the achievement of certain milestones. The Company assesses on a continuous basis whether (i) such contingent consideration meets the definition of a derivative, and (ii) whether it can be classified within stockholders’ equity. Until such time when equity classification criteria are met or the milestones expire, the contingent consideration is classified as a liability. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating expenses. Upon a reassessment event that results in the contingent consideration no longer meeting the definition of a derivative and/or meeting equity classification criteria, the final change in fair value of the instrument is recorded within operating expenses and the liability is reclassified into stockholders’ equity.

Leases

Prior to January 1, 2020, the Company accounted for its leases of office space and laboratory facilities under non-cancelable operating lease agreements and recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances to fund leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Lessor funded leasehold improvement incentives not yet received were recorded in prepaid expenses and other current assets on the condensed balance sheets. The Company did not assume renewals in its determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease and began recognizing rent expense on the date that it obtained the legal right to use and control the leased space. Deferred rent consisted of the difference between cash payments and the rent expense recognized. The Company recognized a liability for costs that would continue to be incurred under a lease contract for its remaining term without economic benefit at its fair value when the entity ceased using the right conveyed by the contract, which was when the space was completely vacated. The Company also entered into capital lease agreements for certain equipment with a lease term of three years. The current portion of capital lease obligations was included in accrued and other current liabilities and the noncurrent capital lease obligations was included in other noncurrent liabilities on the condensed balance sheets.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the first quarter of 2020, the Company evaluated indicators of impairment for the ROU asset and related leasehold improvements considering the current economic environment, its impact on subleasing activity and the exit of its headquarters previously located in Brisbane, California. The Company concluded the carrying value of these assets were not fully recoverable and recorded an impairment charge of $2.2 million (see Note 6, “Commitments and Contingencies”) during the six months ended June 30, 2020.

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

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-

19 pandemic. The FFCR Act and the CARES Act contain numerous tax-related provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

On June 29, 2020 California State Assembly Bill 85 (the “Trailer Bill”) was enacted which suspends the use of California net operating loss (“NOL”) deductions and certain tax credits, including research and development tax credits, for the 2020, 2021, and 2022 tax years.

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s condensed financial statements as of June 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for the Company for all interim and annual periods beginning January 1, 2022, with early adoption permitted. The Company early adopted ASU 2019-12 beginning January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on its condensed financial statements and related disclosures. The only aspect of ASU 2019-12 that is currently applicable to the Company is the removal of the exception related to intraperiod tax allocation. The Company began applying the general methodology regarding the intraperiod allocation of tax expense in 2020. After the adoption of ASU 2019-12, in periods where the Company has a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,280	$21,280	$—	$—
U.S. and foreign commercial paper	4,000	—	4,000	—
Total cash equivalents	25,280	21,280	4,000	—
Short-term marketable securities:
U.S. and foreign commercial paper	5,748	—	5,748	—
U.S. and foreign corporate debt securities	10,381	—	10,381	—
U.S. government debt securities	36,202	—	36,202	—
U.S. treasuries	19,845	—	19,845	—
Total short-term marketable securities	72,176	—	72,176	—
Strategic investment
Foreign equity securities	7,768	7,768	—	—
Total strategic investment	7,768	7,768	—	—
Total assets subject to fair value measurements on a recurring basis	$105,224	$29,048	$76,176	$—
Liabilities:
Contingent consideration liability	$1,816	$—	$—	$1,816
Total liabilities subject to fair value measurements on a recurring basis	$1,816	$—	$—	$1,816

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,377	$29,377	$—	$—
U.S. and foreign commercial paper	4,999	—	4,999	—
U.S government debt securities	2,550	—	2,550	—
Total cash equivalents	36,926	29,377	7,549	—
Short-term marketable securities:
U.S. treasuries	15,063	—	15,063	—
U.S. and foreign commercial paper	11,972	—	11,972	—
U.S. and foreign corporate debt securities	8,755	—	8,755	—
U.S. government debt securities	48,718	—	48,718	—
Total short-term marketable securities	84,508	—	84,508	—
Strategic investment
Foreign equity securities	5,507	5,507	—	—
Total strategic investment	5,507	5,507	—	—
Long-term marketable securities
U.S. treasuries	3,025	—	3,025	—
Total long-term marketable securities	3,025	—	3,025	—
Total assets subject to fair value measurements on a recurring basis	$129,966	$34,884	$95,082	$—
Liabilities:
Contingent consideration liability	$1,131	$—	$—	$1,131
Total liabilities subject to fair value measurements on a recurring basis	$1,131	$—	$—	$1,131

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

The Company has recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”) (see Note 5, “License Agreements”). As of June 30, 2020, these Commercial Agreements included contingent consideration of up to an aggregate of 533,336 additional shares of common stock to be issued in specified portions to Ascentage Pharma and an academic institution from which Ascentage Pharma had previously in-licensed the underlying technology based on achievement of certain specified preclinical and clinical development and sales milestone events for two or more licensed compounds. The fair value of the contingent consideration liability includes inputs not observable in the market and thus represents a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements is estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilizes current stock price and reflects the probability and timing of future issuances of shares. The probability and timing of future issuances of shares is based on current scenarios and plans to research, develop, and seek to obtain marketing approval for two or more licensed compounds under the Commercial Agreements, with individual probabilities for each defined milestone event ranging from 90% to 100%, and with a cumulative probability of 90%. Total contingent consideration may change significantly as preclinical and clinical development related to the compounds covered by the Commercial Agreements progresses and additional data is obtained, impacting the Company’s assumptions regarding clinical programs and probabilities of and timing for successful achievement of the related milestone events. For example, significant increases in the estimated probability of achieving a milestone would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone would result in a significantly lower fair value measurement. The potential outstanding contingent consideration value results in shares to be issued ranging from zero, if none of the milestones are achieved, to a maximum of $5.6 million (using the Company’s stock price as of June 30, 2020). As of June 30, 2020, and December 31, 2019, none of the commercial milestones had been achieved and no royalties were due from the sales of licensed products.

The following table provides a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2020 and 2019 (in thousands):

Amount
Balance at December 31, 2019	$1,131
Additions	—
Settlements	—
Change in fair value	685
Balance at June 30, 2020	$1,816

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(213)
Balance at June 30, 2019	$2,270

There were no transfers into and out of Level 3 of the fair value hierarchy during the six months ended June 30, 2020 and 2019.

The Company holds an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represents an insignificant level of ownership in the investee and has been recorded within strategic investment on the Company’s condensed balance sheets (see Note 5, “License Agreements”). In October 2019, Ascentage International completed an initial public offering of common stock on the Hong Kong Stock Exchange. Following the initial public offering, the Company’s underlying investment changed to be an equity security with a readily determinable fair value which is measured at fair value on a recurring basis based on quoted stock prices available on the Hong Kong Stock Exchange, which are considered observable inputs (Level 1). The fair value of the common stock was $7.8 million and $5.5 million as of June 30, 2020 and December 31, 2019, respectively, and is included in strategic investment on the Company’s condensed balance sheets. The change in fair value of this investment was $2.3 million and zero for the six months ended June 30, 2020 and 2019, respectively, and was recorded in other income (expense), net on the statements of operations and comprehensive loss.

See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company’s financial instruments.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,280	$—	$—	$21,280
U.S. and foreign commercial paper	4,000	—	—	4,000
Total cash equivalents	25,280	—	—	25,280
Short-term marketable securities:
U.S. and foreign commercial paper	5,738	10	—	5,748
U.S. and foreign corporate debt securities	10,338	43	—	10,381
U.S. government debt securities	36,088	116	(2)	36,202
U.S. treasuries	19,780	65	—	19,845
Total short-term marketable securities	71,944	234	(2)	72,176
Total	$97,224	$234	$(2)	$97,456

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$29,377	$—	$—	$29,377
U.S. and foreign commercial paper	4,999	—	—	4,999
U.S. government debt securities	2,550	—	—	2,550
Total cash equivalents	36,926	—	—	36,926
Short-term marketable securities:
U.S. and foreign commercial paper	11,965	7	—	11,972
U.S. and foreign corporate debt securities	8,748	8	(1)	8,755
U.S. government debt securities	48,647	71	—	48,718
U.S. treasuries	15,057	6	—	15,063
Total short-term marketable securities	84,417	92	(1)	84,508
Long-term marketable securities
U.S. treasuries	3,025	—	—	3,025
Total long-term marketable securities	3,025	—	—	3,025
Total	$124,368	$92	$(1)	$124,459

At June 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2020 and December 31, 2019. The Company does not intend to and does not believe it is more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Agreements

License and Compound Library and Option Agreement

The Company is a party to three agreements with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology, (b) an initial license agreement executed in February 2016 granting the Company rights to an initial licensed compound, and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (this second license agreement, the “Bcl License Agreement” and collectively with the other two agreements, the “Commercial Agreements”).

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 933,337 shares of common stock in the event there is only one licensed product, and (b) 1,333,338 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products. As of June 30, 2020, the Company had issued 640,002 shares of common stock to Ascentage Pharma and 160,000 shares of common stock to an academic institution from whom Ascentage Pharma had previously licensed the technology.

In December 2018, the Company elected to advance a second compound into formal preclinical development, which gave rise to an obligation under the compound library and option agreement to issue an additional 133,334 shares of common stock to Ascentage Pharma and the academic institution. These shares were issued to Ascentage Pharma in January 2019 and the academic institution in March 2019.

In June 2020, the Company entered into a third amendment to the Bcl License Agreement.  Under the terms of the original Bcl License Agreement, Ascentage Pharma granted the Company exclusive development and commercialization rights and non-exclusive manufacturing rights to an Ascentage Bcl inhibitor compound known as UBX1967 as well as the right to continue its preclinical development efforts with another Ascentage-controlled Bcl inhibitor compound, known as UBX1325, a small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, that served as a back-up to UBX1967.  Under the terms of the third amendment to the Bcl License Agreement, the status of UBX1967 and UBX1325 were switched such that UBX1325 became the licensed compound and UBX1967 became the back-up compound under the Bcl License Agreement.

On July 1, 2020, the Company announced that it had completed IND-enabling studies for UBX1325. The Company plans to initiate a Phase 1 clinical study for UBX1325 in the second half of 2020. Upon filing an IND for the Phase 1 clinical study for UBX1325, the Company will become obligated to issue 133,333 shares of common stock to Ascentage Pharma and the academic institution. Upon commencement of a Phase 1 study, the Company will also be obligated to make a milestone payment of $1.0 million, which the Company may elect to pay in cash or shares of common stock and may also become obligated to issue an additional 133,333 shares of its common stock to these parties.

In connection with the additional shares of common stock that the Company may be obligated to issue under the Commercial Agreements upon achievement of the specified milestones events, the Company recorded a contingent consideration liability of $1.8 million at June 30, 2020 and $1.1 million at December 31, 2019. The $1.8 million contingent consideration liability was recorded as a current liability based on the latest estimates for milestone achievements. To date, no royalties were due from the sales of licensed products.

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

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was not material for the six months ended June 30, 2020 and 2019.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf of its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones.  In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF.  In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of June 30, 2020. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at June 30, 2020 or December 31, 2019. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating lease cost	$1,144	$2,444
Variable lease cost	363	641
Impairment of operating lease right-of-use asset	—	1,157
Total lease cost	$1,507	$4,242

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred. Rent expense for the six months ended June 30, 2019 was $1.5 million.

The following table summarizes supplemental information related to leases (in thousands):

Six Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,557
Weighted-average remaining lease term (years)
Operating leases	8.8
Weighted-average discount rate (percentage)
Operating leases	5.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2020 (in thousands):

Amount
2020 (remaining 6 months)	$3,241
2021	6,653
2022	6,283
2023	4,810
2024	4,964
Thereafter	27,302
Total future minimum lease payments	53,253
Less: Amount representing interest	(12,171)
Present value of future minimum lease payments	41,082
Less: Current portion of operating lease liability	(4,312)
Noncurrent portion of operating lease liability	$36,770

The cumulative effect on the Company’s condensed balance sheets at January 1, 2020 from the adoption of Topic 842 was as follows (in thousands):

	December 31, 2019	Topic 842 Adjustments	January 1, 2020
Operating lease right-of-use assets	$—	$27,174	$27,174
Accrued and other current liabilities	4,995	(1,970)	3,025
Operating lease liabilities, current portion	—	3,455	3,455
Deferred rent, net of current portion	13,298	(13,298)	—
Operating lease liabilities, net of current portion	—	38,988	38,988

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows include estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million. This impairment loss was allocated proportionally to the right-of-use asset of $1.2 million and leasehold improvements of $1.0 million and recorded in operating expense in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2020. After recording the impairment, the remaining balance of the ROU asset and leasehold improvements was $1.8 million and $1.6 million, respectively. The Company continues to actively market this space for sublease. Additional impairments could be realized if the Company’s sublease assumptions are further impacted by real estate market conditions, including potentially as a result of the COVID-19 pandemic.

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

On June 3, 2019, the Company also entered into a sales agreement (the “June 2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen acts as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the June 2019 Sales Agreement. In addition, the Company has agreed to reimburse a portion of Cowen’s expenses in connection with the offering up to a maximum of $0.1 million. During the six months ended June 30, 2020, the Company issued and sold 4,107,870 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $29.5 million, after deducting commissions and other offering expenses of $1.0 million.

8. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	6,906,898	$7.62
Granted	3,272,256	$6.33
Exercised	(123,191)	$3.40
Canceled	(587,441)	$9.43
Balances at June 30, 2020	9,468,522	$7.11

A summary of the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	325,887	$9.00
Granted	661,314	$5.67
Vested	(103,020)	$9.00
Canceled	(43,539)	$9.00
Unvested at June 30, 2020	840,642	$6.38

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

Expected Volatility—Due to limited historical data, the Company estimates stock price volatility based on a combined weighted-average of the Company’s historical average volatility and that of a selected peer group of comparable publicly traded companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends over the expected life of the award.

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

The 30,000 shares of common stock were fully vested on the date of grant and thus, the related compensation expense of $0.2 million was recognized on the grant date. The stock options and RSUs will vest subject to continued service through the applicable vesting date.

The PSUs vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.875 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.875 and as to 100,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted-average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to  the Company’s stockholders is equal to at least $2.5 billion, as determined by the board of directors.

For the PSU awards, the Company used the Monte-Carlo option pricing model to determine the fair value of awards at the date of grant. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. The total grant date fair value of the PSU awards was determined to be $0.7 million and will be recognized as compensation expense over the weighted-average derived service period of approximately 4.3 years.

During the six months ended June 30, 2020 the Company issued 13,550 shares in settlement of stock-based compensation awards accounted for as liability awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,937	$931	$3,472	$1,926
General and administrative	2,167	1,013	3,949	2,015
Total	$4,104	$1,944	$7,421	$3,941

Stock based compensation for the six months ended June 30, 2020 includes $0.1 million of expense related to awards accounted for as liability awards.

9. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(18,667)	$(23,673)	$(46,705)	$(42,440)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	49,659,153	42,442,886	48,606,768	42,311,040
Net loss per share—basic and diluted	$(0.38)	$(0.56)	$(0.96)	$(1.00)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2020	2019
Options to purchase common stock	9,468,522	7,051,590
Early exercised common stock subject to future vesting	80,285	478,288
RSUs	840,642	—
Shares subject to 2018 ESPP	68,188	52,047
Total	10,457,637	7,581,925

Up to 640,218 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Agreements,” to our condensed financial statements for additional information.

10. Subsequent Events

On July 30, 2020, the Company notified Ascentage International of its intention to terminate its license agreement for its compound APG1252 due to the Company’s decision to prioritize the progression of other compounds from Ascentage International’s library of Bcl-2 inhibitors, such as UBX1325 and UBX1967.  Pursuant to its terms, the APG1252 license agreement and all amendments thereto will terminate ninety days from the date of such notice.

On July 31, 2020, the Company entered into a sales agreement (the “July 2020 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million.

During July 2020, the Company issued and sold 882,106 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $7.7 million, after deducting commissions of $0.2 million.

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

In the fourth quarter of 2019, we initiated a Phase 2 study of UBX0101 in patients with painful, moderate-to-severe OA of the knee.  As of mid-February 2020, this study was fully enrolled and we continue to expect top-line results for the 12-week endpoints in the third quarter of 2020 and for the 24-week endpoints by the end of 2020. The study is randomized, double-blind, and placebo-controlled and will evaluate three doses (0.5 mg, 2.0 mg and 4.0 mg) of UBX0101 administered via a single intra-articular injection. The primary measure is an assessment of pain at 12 weeks using the WOMAC-A instrument. Secondary measures will include safety and tolerability, pain (by NRS) and function (by WOMAC-C) at 12 weeks, as well as these same measures at 24 weeks.

In the first quarter of 2020, we initiated a Phase 1b study of UBX0101 in patients with painful, moderate-to-severe OA of the knee to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses. As of the end of March 2020, this study was fully enrolled and we continue to expect to announce top-line results for the 12- and 24-week endpoints in the second half of 2020. This Phase 1b study is randomized, double-blind, and placebo-controlled and will evaluate an 8.0 mg dose of UBX0101 administered via a single intra-articular injection as well as two 4.0 mg doses of UBX0101 administered via intra-articular injection one month apart. The primary measures will be safety and tolerability. Secondary measures will include pain (using the WOMAC-A and NRS instruments) and function (by WOMAC-C) at 12 weeks, as well as similar measures at 24 weeks.

On July 1, 2020, we announced the completion of Investigational New Drug application, or IND, enabling non-clinical toxicology studies with UBX1325, an investigational senolytic, small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL. We plan to initiate a Phase 1 clinical study for UBX1325 and, assuming clinical sites are able to recruit and retain investigators and study staff and screen and enroll patients during the ongoing COVID-19 pandemic, to initiate a Phase 1 study in the second half of 2020 and obtain initial results from the study in 2021. The overall clinical program is directed at multiple age-related diseases of the eye, such as diabetic macular edema, diabetic retinopathy and age-related macular degeneration. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study initiation, enrollment and completion may be delayed.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $46.7 million and $42.4 million for the six months ended June 30, 2020 and 2019, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of June 30, 2020, we had an accumulated deficit of $292.2 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

We have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the June 2019 Sales Agreement, with Cowen and Company, LLC, or, Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the ATM Offering Program. During the six months ended June 30, 2020, we issued and sold 4,107,870 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $29.5 million, after deducting commissions and other offering expenses of $1.0 million. On July 31, 2020, we entered into a second sales agreement, or the July 2020 Sales Agreement, with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program in which it acts as sales agent.

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

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions and Institutional Review Boards under whose auspices we conduct our clinical trials.  These strains have resulted in the prohibition of the initiation of new clinical trials, slowing or halting enrollment in existing trials and restrictions placed upon on-site monitoring activities of clinical trials.  In response to the COVID-19 pandemic, we amended the clinical study protocols for our ongoing Phase 2 and Phase 1b UBX0101 clinical studies to enable remote data collection for clinical sites that are limited in their ability to conduct study visits in person, for either site or patient safety reasons. We also instituted remote data source verification procedures to limit the extent that on-site monitoring was required. While we are still able to collect data for the primary endpoint and most of the secondary endpoints for both studies, other assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, physical exams, or imaging.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors have impacted our supply of UBX0101. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and given our drug inventories, we have sufficient drug supply for our ongoing Phase 2 and Phase 1b clinical studies as well as our planned Phase 1 study in ophthalmologic disease.

Several of the contract research organizations (CROs) that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates.  In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines. CROs based in the United States that provide preclinical services are experiencing heavy demand which may impact their ability to start new studies and could lead to delays in the commencement of our preclinical studies. Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early stage projects, none of which impacted preclinical timelines.

In late February 2020, we created an internal, cross-functional COVID-19 Response Team to closely monitor the evolving situation and manage our response. In alignment with public health guidance designed to slow the spread of COVID-19, beginning in mid-March 2020, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our laboratory staff.  For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

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

Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration obligation meets the definition of a derivative and/or can be equity classified, until such time that the contingency or equity classification criteria is met or expires. As of June 30, 2020, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met and equity classification criteria had not been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating results. Gains or losses on contingent consideration expense is driven by changes in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the six months ended June 30, 2020 and 2019.

Other Income (Expense), Net

We hold an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong Kong-based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited.  In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock price available on the Hong Kong Stock Exchange.  Other income (expense), net, includes changes in fair value and recognized gains or losses upon sale of the investment in this equity security.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Summary of Operations Data:
Operating expenses:
Research and development	$16,123	$18,468	$(2,345)	$35,388	$34,973	$415
General and administrative	6,320	4,970	1,350	12,273	9,447	2,826
Change in fair value of contingent consideration	906	1,032	(126)	685	(213)	898
Impairment of long-lived assets	—	—	—	2,159	—	2,159
Total operating expenses	23,349	24,470	(1,121)	50,505	44,207	6,298
Loss from operations	(23,349)	(24,470)	1,121	(50,505)	(44,207)	(6,298)
Interest income	340	900	(560)	867	1,906	(1,039)
Other income (expense), net	4,342	(103)	4,445	2,933	(139)	3,072
Net loss	$(18,667)	$(23,673)	$5,006	$(46,705)	$(42,440)	$(4,265)

Research and Development

Research and development expenses decreased by $2.3 million, to $16.1 million for the three months ended June 30, 2020 from $18.5 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease of $5.3 million in pre-clinical and manufacturing expenses partially offset by a $1.8 million increase in clinical study related costs, driven by progression of UBX0101 to clinical stage, and increases of $1.2 million in personnel-related costs, of which $1.0 million was related to non-cash stock-based compensation expense.

Research and development expenses increased by $0.4 million, to $35.4 million for the six months ended June 30, 2020 from $35.0 million for the six months ended June 30, 2019. The increase was primarily due to increases of $5.5 million in clinical study costs, driven by increased development costs associated with UBX0101, $1.7 million in personnel-related costs, of which $1.5 million was related to non-cash stock-based compensation expense, and $2.2 million in facilities-related costs, partially offset by decreases of $7.5 million in pre-clinical activities and $1.3 million in laboratory supplies.

General and Administrative

General and administrative expenses increased by $1.4 million, to $6.3 million for the three months ended June 30, 2020 from $5.0 million for the three months ended June 30, 2019. The increase was primarily due to increases of $1.2 million in non-cash stock-based compensation expense, and $0.2 million in facilities-related costs.

General and administrative expenses increased by $2.8 million, to $12.3 million for the six months ended June 30, 2020 from $9.4 million for the six months ended June 30, 2019. The increase was primarily due to increases of $2.1 million in personnel-related expenses, of which $1.9 million was related to non-cash stock-based compensation, $0.4 million in facilities-related costs, and $0.3 million in insurance expense.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $0.9 million for the three months ended June 30, 2020, and $0.7 million for the six months ended June 30, 2020. The change in the fair value of contingent consideration was primarily due to changes in assumptions, including probabilities and our stock price.

Impairment of Long-Lived Assets

Impairment charges for the six months ended June 30, 2020 consisted of impairment of long-lived assets. On February 1, 2020, we evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.2 million.

Interest Income

Our interest income was $0.3 million for the three months ended June 30, 2020 as compared to $0.9 million for the three months ended June 30, 2019. Interest income is earned from our funds invested in cash equivalents and marketable securities. The change for the three months ended June 30, 2020 is primarily attributable to the changes in balances of cash equivalents and marketable securities.

Our interest income was $0.9 million for the six months ended June 30, 2020 as compared to $1.9 million for the six months ended June 30, 2019. The change for the six months ended June 30, 2020 is primarily attributable to the changes in balances of cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net, of $4.3 million and $2.9 million for the three and six months ended June 30, 2020, respectively, was primarily due to the increase in the fair value of our strategic investment.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of June 30, 2020, we had an accumulated deficit of $292.2 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently through our ATM Offering Program, and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

In June 2019, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The SEC declared the Shelf Registration Statement effective in June 2019.  In June 2019, we also entered into a sales agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through the ATM Offering Program under which Cowen acts as sales agent. During the six months ended June 30, 2020, we issued and sold 4,107,870 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $29.5 million, after deducting commissions and other offering expenses of $1.0 million. As of June 30, 2020, common stock valued at $17.0 million remained available to be sold under our ATM Offering Program. On July 31, 2020, we entered into a second sales agreement with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program in which it acts as sales agent.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $292.2 million through June 30, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2021, including through clinical data readouts from the Phase 2 clinical study of UBX0101 we initiated in the fourth quarter of 2019 and, the higher dose and repeat dose Phase 1b study of UBX0101 we initiated in the first quarter of 2020, as well as initial data from Phase 1 clinical study of UBX1325 in age-related eye disease.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our lead drug candidates or any future drug candidates;
•	potential delays in or cost increases associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;
•	the number and characteristics of any additional drug candidates we develop or acquire;
•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our lead drug candidates or any future drug candidates and any products we successfully commercialize;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities if our lead drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(44,358)	$(39,897)
Cash provided by investing activities	15,975	47,344
Cash provided by financing activities	30,502	1,163
Net increase in cash, cash equivalents and restricted cash	$2,119	$8,610

Operating Activities

Cash used in operating activities of $44.4 million for the six months ended June 30, 2020 consisted primarily of a net loss of $46.7 million, adjusted for net non-cash charges of $8.8 million and changes in net operating assets and liabilities of $6.5 million. Our non-cash charges consisted primarily of $7.4 million in stock-based compensation, $2.2 million in impairment charges pertaining to leasehold improvements and right of use assets in the Company’s former offices, $1.8 million in depreciation and amortization, and $0.7 million change in fair value of contingent consideration liability associated with our license agreements, all partially offset by $3.1 million change in fair value of our strategic investment. The net change in our operating assets and liabilities consisted primarily of a decrease of $2.3 million in accrued compensation, $1.3 million in accounts payable, $1.0 million in accrued liabilities and other current liabilities, and an increase of $2.0 million in prepaid expenses and other current assets.

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

Investing Activities

Cash provided by investing activities of $16.0 million for the six months ended June 30, 2020 was related to maturities of marketable securities of $65.3 million and $0.8 million from the sales of our strategic investment, which were offset by purchases of marketable securities of $49.8 million and property and equipment of $0.4 million.

Cash provided by investing activities of $47.3 million for the six months ended June 30, 2019 was related to maturities of marketable securities of $98.5 million which were partially offset by purchases of marketable securities of $50.7 million and purchases of property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities of $30.5 million for the six months ended June 30, 2020 was primarily related to $29.5 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $0.6 million proceeds from issuance of common stock upon exercise of stock options, net of repurchases, and $0.4 million proceeds from issuance of common stock under the 2018 ESPP.

Cash provided by financing activities of $1.2 million for the six months ended June 30, 2019 was primarily related to $0.8 million in proceeds from issuance of common stock upon exercise of stock options, net of repurchases, and $0.4 million in proceeds from issuance of common stock under the 2018 ESPP.

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

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Agreements,” to our condensed financial statements for additional information.

On July 30, 2020, we notified Ascentage International of our intention to terminate our license agreement for its compound APG1252 due to our decision to prioritize the progression of other compounds from Ascentage International’s library of Bcl-2 inhibitors, such as UBX1325 and UBX1967. Pursuant to its terms, the APG1252 license agreement and all amendments thereto will terminate ninety days from the date of such notice.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies,” for information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents and marketable securities of $111.8 million as of June 30, 2020, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2020.

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with our condensed financial statements as of June 30, 2020 and our financial statements as of December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes accompanying those financial statements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 clinical study of UBX0101, a senolytic small molecule inhibitor of the MDM2/p53 protein-protein interaction, in patients with osteoarthritis, or OA, of the knee and announced initial results in the second quarter of 2019. We initiated a Phase 2 clinical study in OA of the knee in the fourth quarter of 2019 and we expect top-line results for the 12-week endpoints in the third quarter of 2020 and for the 24-week endpoints by the end of 2020.  We also initiated a Phase 1b study to evaluate the safety, tolerability and initial effectiveness of both a higher dose and repeat doses of UBX0101 in the first quarter of 2020. We continue to expect top-line results for the 12- and 24-week endpoints from the Phase 1b study in the second half of 2020.

We have had significant operating losses since our inception. Our net loss for the six months ended June 30, 2020 and 2019 was approximately $46.7 million and $42.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $292.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of June 30, 2020, we had capital resources consisting of cash, cash equivalents, and marketable securities of $111.8 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our lead drug candidates, UBX0101, UBX1325 and UBX1967, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our lead drug candidates or any future drug candidates;
•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;
•	the number and characteristics of any additional drug candidates we develop or acquire;
•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our lead drug candidates or any future drug candidates and any products we successfully commercialize;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities if our lead drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;
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

Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of an age-related disease. To accomplish this goal, we completed a Phase 1 clinical study of UBX0101 in patients with OA of the knee in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019. In addition, we initiated a Phase 1b clinical study of UBX0101 in OA in the first quarter of 2020. We expect to receive top-line results for the 12-week endpoints in the third quarter of 2020 and for the 24-week endpoints by the end of 2020.  In response to the COVID-19 pandemic, we amended the clinical study protocols for these studies to enable remote data collection for clinical sites that are limited in their ability to conduct study visits in person, for either site or patient safety reasons. While we are still able to collect data for the primary endpoint and most of the secondary endpoints for both studies, other assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, physical exams, and imaging.

To advance our ophthalmology program, we completed Investigational New Drug application, or IND-enabling non-clinical toxicology studies with UBX1325, a senolytic, small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL in the third quarter of 2020. We plan to initiate a Phase 1 clinical study for UBX1325 and, assuming clinical sites are able to recruit investigators and study staff, and enroll patients, we expect to receive initial results from the Phase 1 clinical study in 2021. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study initiation, enrollment and completion may be delayed.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We completed a Phase 1 clinical study of our first lead drug candidate, UBX0101, in the second quarter of 2019 and we initiated a Phase 2 clinical study of UBX0101 in the fourth quarter of 2019 and a Phase 1b clinical study of both a higher dose and repeat doses in the first quarter of 2020. To advance our ophthalmology program, we completed IND-enabling studies for our lead drug candidate, UBX1325 in the third quarter of 2020. We plan to initiate a Phase 1 clinical study for UBX1325 and, assuming clinical sites are able to recruit investigators and study staff, and enroll patients, we also expect to initiate a Phase 1 study for this program in the second half of 2020 pursuant to which we intend to explore multiple age-related eye diseases. However, the impact of the COVID-19 pandemic timing of study initiations, enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study initiation, enrollment and completion may be delayed.

UBX0101 is the only drug candidate that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of clinical trials. For example, in preclinical studies, we observed that UBX1967 showed sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of such preclinical studies would be longer than originally anticipated due to the extended exposure profile, which led us to decide to continue to preclinical studies of UBX1325 in parallel and delayed the commencement of our initial Phase 1 study for age-related eye diseases. In the second quarter of 2020, we decided to commence our initial Phase 1 clinical study in ophthalmology disease with UBX1325 in part because of its shorter exposure time.

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

Several of the contract research organizations, or CROs, that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates.  In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines. CROs based in the U.S. that provide preclinical services are experiencing heavy demand, which may impact their ability to start new studies and could lead to delays in the commencement of our preclinical studies. Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early stage projects, none of which impacted our preclinical timelines.

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

•

risk that participants enrolled in our clinical trials will contract the COVID-19 coronavirus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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
•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Although we completed our Phase 1 clinical study of UBX0101 in OA in the second quarter of 2019 and initiated a Phase 2 clinical study of UBX0101 in OA in the fourth quarter of 2019 and a Phase 1b clinical study of UBX0101 in OA in the first quarter of 2020, we may experience delays in obtaining the FDA’s authorization to initiate further clinical studies of UBX0101, in completing ongoing studies of our other drug candidates or in initiating our planned studies and trials. Additionally, we cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors.  For example while we continue to plan to initiate a Phase 1 clinical study for our ophthalmology program in the second half of 2020, if clinical sites are unable to recruit and retain investigators and study staff or screen and enroll patients, or the planned study start date could be delayed.  Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

As of June 30, 2020, we had 100 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as our senior scientists. In March 2020, our prior Chairman and Chief Executive Officer, Keith R. Leonard, resigned from his position as Chief Executive Officer and was replaced by Anirvan Ghosh, Ph.D.  In addition, in July 2020, our Chief Financial Officer, Robert C. Goeltz II, announced his intention to resign from his position as Chief Financial Officer, and he will be replaced by Lynne Sullivan who will serve as interim Chief Financial Officer effective August 1, 2020.  Although Mr. Leonard continues to serve as Chairman of our Board of Directors, disruption caused by the transition or by the loss of ongoing services of any other members of our senior management team or our senior scientists could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical studies or the commercialization of our lead drug candidates or any future drug candidates.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusion, including by computer hackers, “phishing” attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of COVID-19, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Moreover, if a computer security breach affects our systems, or those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

As of June 30, 2020, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 41 issued and allowed U.S. patents and applications and 23 granted and allowed foreign patents and applications, respectively.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal information, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United

States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or any service providers’, contractors’ or future collaborators’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of personal information, including health-related information, in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU General Data Protection Regulation (EU) 2016/679, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal information of EU subjects, including clinical trial data. Further, applicable privacy laws and court decisions could impact our ability to transfer personal data internationally. Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union, or the CJEU invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. As a result, the Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether standard contractual clauses will also be invalidated by the European courts or legislature as a mechanism to comply with EU data protection requirements for data transfers. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as health data, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.

In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, following the United Kingdom’s withdrawal from the EU and the EEA and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent.  As of December 31, 2019, we had sold 3,974,908 shares of common stock under the June 2019 Sales Agreement for total net proceeds of $26.1 million.  If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline. During the six months ended June 30, 2020, we issued and sold 4,107,870 shares of its common stock through our ATM Offering Program and received net proceeds of approximately $29.5 million, after deducting commissions and other offering expenses of $1.0 million.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55.5% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

There were no sales of unregistered securities during the six months ended June 30, 2020.

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

c) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Termination of Material Agreement

On July 30, 2020, we notified Ascentage International of our intention to terminate our license agreement for its compound APG1252 due to our decision to prioritize the progression of other compounds from Ascentage International’s library of Bcl-2 inhibitors, such as UBX1325 and UBX1967.  Pursuant to its terms, the APG1252 license agreement and all amendments thereto will terminate ninety days from the date of such notice.

Entry into Material Agreement

On July 31, 2020, we entered into a sales agreement (the “July 2020 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “Agent”). The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million.

The July 2020 Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and the Agent have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. We and the Agent have the right, by giving written notice as specified in the July 2020 Sales Agreement to terminate the July 2020 Sales Agreement.

The offering has been registered under the Securities Act pursuant to our shelf registration statement on Form S-3, as amended (No. 333-231893), as supplemented by the Prospectus Supplement dated July 31, 2020 relating to the sale of shares of our common stock.

The foregoing description of the July 2020 Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which was filed hereto as Exhibit 1.1 and is incorporated by reference herein.

A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the July 2020 Sales Agreement is filed hereto as Exhibit 5.1.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

1.1	Sales Agreement, dated July 31, 2020, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.				X

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4
5.1	Opinion of Latham & Watkins LLP.				X

10.1†	Third Amendment to Compound License Agreement for APG-1197, dated June 29, 2020, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	8-K	7/1/2020	10.1

23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, has been formatted in Inline XBRL.				X

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
†

Portions of the exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unity Biotechnology, Inc.

Date: July 31, 2020	By: /s/ Anirvan Ghosh Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2020	By: /s/ Robert C. Goeltz II Robert C. Goeltz II Chief Financial Officer (Principal Financial Officer)