Form 10-Q
period 2020-09-30
Unity Biotechnology, Inc.
filed 2020-11-04
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 52,913,180 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,581	$37,473
Short-term marketable securities	83,633	84,508
Strategic investment	—	5,507
Prepaid expenses and other current assets	3,476	1,999
Total current assets	135,690	129,487
Property and equipment, net	13,503	16,636
Operating lease right of use asset	24,330	—
Long-term marketable securities	—	3,025
Restricted cash	1,446	1,446
Other long-term assets	2	627
Total assets	$174,971	$151,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,255	$5,185
Accrued compensation	5,730	5,905
Accrued and other current liabilities	6,940	4,995
Contingent consideration liability	—	1,131
Total current liabilities	16,925	17,216
Operating lease liability, net of current portion	35,632	—
Deferred rent, net of current portion	—	13,298
Long-term debt, net	24,313	—
Total liabilities	76,870	30,514
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 52,883,169 and 47,227,065 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	417,952	366,695
Related party promissory notes for purchase of common stock	(210)	(210)
Employee promissory notes for purchase of common stock	—	(418)
Accumulated other comprehensive income	66	90
Accumulated deficit	(319,712)	(245,455)
Total stockholders’ equity	98,101	120,707
Total liabilities and stockholders’ equity	$174,971	$151,221

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$18,830	$17,777	$54,218	$52,750
General and administrative	6,530	5,692	18,803	15,139
Change in fair value of contingent consideration	(718)	(1,115)	(33)	(1,327)
Impairment of long-lived assets	—	—	2,159	—
Total operating expenses	24,642	22,354	75,147	66,562
Loss from operations	(24,642)	(22,354)	(75,147)	(66,562)
Interest income	226	756	1,093	2,663
Interest expense	(499)	—	(499)	—
Other income (expense), net	(2,637)	(112)	296	(251)
Net loss	(27,552)	(21,710)	(74,257)	(64,150)
Other comprehensive loss
Unrealized gain (loss) on marketable debt securities	(166)	(18)	(24)	190
Comprehensive loss	$(27,718)	$(21,728)	$(74,281)	$(63,960)
Net loss per share, basic and diluted	$(0.52)	$(0.51)	$(1.49)	$(1.51)
Weighted-average number of shares used in computing net loss per share, basic and diluted	52,482,200	42,965,945	49,926,396	42,584,835

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	1,513,840	—	8,763	—	—	—	—	8,763
Issuance of common stock upon exercise of stock options	73,049	—	249	—	—	—	—	249
Vesting of early exercised stock options	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	3,225	—	—	—	—	3,225
Common stock issued for services	43,550	—	100	—	—	—	—	100
Change in unrealized gain on available-for-sale marketable debt securities	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	(28,038)	(28,038)
Balances at March 31, 2020	48,857,504	$5	$379,072	$(210)	$(418)	$373	$(273,493)	$105,329
Issuance of common stock, net of issuance costs, under ATM equity offering program	2,594,030	—	20,731	—	—	—	—	20,731
Issuance of common stock upon exercise of stock options	105,142	—	355	—	—	—	—	355
Issuance of common stock from restricted stock units	103,020	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	132	—	—	—	—	132
Stock-based compensation	—	—	4,079	—	—	—	—	4,079
Issuance of common stock under employee stock purchase plan ("2018 ESPP")	69,815	—	385	—	—	—	—	385
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	56	—	—	56
Change in unrealized loss on available-for-sale marketable debt securities	—	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	—	—	(18,667)	(18,667)
Balances at June 30, 2020	51,729,511	$5	$404,754	$(210)	$(362)	$232	$(292,160)	$112,259
Issuance of common stock, net of issuance costs, under ATM equity offering program	894,387	—	7,776	—	—	—	—	7,776
Issuance of common stock upon exercise of stock options	138,846	—	582	—	—	—	—	582
Stock-based compensation	—	—	3,742	—	—	—	—	3,742
Issuance of common stock in settlement of contingent consideration milestone	133,334	—	1,098	—	—	—	—	1,098
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	318	—	—	318
Repayment of promissory note from employee through repurchase of early exercise shares	(12,909)	—	—	—	44	—	—	44
Change in unrealized loss on available-for-sale marketable debt securities	—	—	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	—	—	(27,552)	(27,552)
Balances at September 30, 2020	52,883,169	$5	$417,952	$(210)	$—	$66	$(319,712)	$98,101

For the Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2018	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock upon exercise of stock options	340,731	—	300	—	—	—	—	300
Vesting of early exercised stock options	—	—	207	—	—	—	—	207
Stock-based compensation	—	—	1,997	—	—	—	—	1,997
Common stock issued to third parties	133,334	—	2,059	—	—	—	—	2,059
Change in unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(18,767)	(18,767)
Balances at March 31, 2019	42,888,359	$4	$329,226	$(201)	$(400)	$19	$(182,045)	$146,603
Issuance of common stock upon exercise of stock options	147,832	—	494	—	—	—	—	494
Vesting of early exercised stock options	—	—	218	—	—	—	—	218
Stock-based compensation	—	—	1,944	—	—	—	—	1,944
Repurchased shares	(3,793)	—	—	—	—	—	—	—
Issuance of common stock under 2018 ESPP	51,201	—	405	—	—	—	—	405
Common stock issued to third party for a license	120,000	—	965	—	—	—	—	965
Change in unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	(23,673)	(23,673)
Balances at June 30, 2019	43,203,599	$4	$333,252	$(201)	$(400)	$113	$(205,718)	$127,050
Issuance of common stock, net of issuance costs, under ATM equity offering program	874,643	—	5,398	—	—	—	—	5,398
Issuance of common stock upon exercise of stock options	10,584	—	25	—	—	—	—	25
Vesting of early exercised stock options	—	—	149	—	—	—	—	149
Stock-based compensation	—	—	3,823	—	—	—	—	3,823
Repurchased shares	(488)	—	—	—	—	—	—	—
Change in unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(21,710)	(21,710)
Balances at September 30, 2019	44,088,338	$4	$342,647	$(201)	$(400)	$95	$(227,428)	$114,717

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(74,257)	$(64,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,638	1,918
Amortization of debt issuance costs	123	—
Net accretion and amortization of premium and discounts on marketable securities	47	(1,035)
Stock-based compensation	11,113	7,764
Common stock issued to third party	—	965
Non-cash rent expense	(586)	—
Impairment of long-lived assets	2,159	—
Change in fair value of strategic investment	(502)	—
Accretion of tenant improvement allowance	—	(873)
Change in fair value of contingent consideration	(33)	(1,327)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,477)	(419)
Other long-term assets	625	(25)
Accounts payable	(966)	(331)
Accrued compensation	(142)	(119)
Accrued and other current liabilities	(361)	(502)
Deferred rent, net of current portion	—	1,404
Net cash used in operating activities	(61,619)	(56,730)
Investing activities
Purchase of marketable securities	(92,966)	(90,158)
Maturities of marketable securities	96,795	163,560
Sale of strategic investments	6,009	—
Purchase of property and equipment	(471)	(977)
Net cash provided by investing activities	9,367	72,425
Financing activities
Proceeds from issuance of common stock under ATM Offering Program, net of issuance costs	37,270	5,398
Proceeds from issuance of common stock under the 2018 ESPP	385	405
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,186	819
Proceeds from long-term debt, net of issuance costs to lender	24,550	—
Proceeds from repayment of employee promissory notes	374	—
Payment of long-term debt non-lender issuance costs	(360)	—
Payments made on capital lease obligations	(45)	(52)
Net cash provided by financing activities	63,360	6,570
Net increase in cash, cash equivalents and restricted cash	11,108	22,265
Cash, cash equivalents and restricted cash at beginning of the period	38,919	15,949
Cash, cash equivalents and restricted cash at end of the period	$50,027	$38,214
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$182	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable	$36	$62
Issuance of common stock in settlement of contingent consideration milestone	$1,098	$2,059
Issuance of shares in settlement of share-based liability	$100	$—
Lessor funded lease incentives included in tenant improvement receivable	$—	$10,650

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to slow, halt or reverse diseases of aging. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009 and operates in one segment.

In August 2020, the Company announced the 12-week results from a Phase 2 study of UBX0101 in patients with moderate-to-severe painful osteoarthritis (OA) of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint of the study. Given these results, the Company does not anticipate progressing UBX0101 into pivotal studies and will narrow its near-term focus to its ongoing ophthalmologic and neurologic disease programs.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $319.7 million and $245.5 million as of September 30, 2020 and December 31, 2019, respectively. The Company had net losses of $74.3 million and $64.2 million for the nine months ended September 30, 2020 and 2019, respectively, and net cash used in operating activities of $61.6 million and $56.7 million for the nine months ended September 30, 2020 and 2019, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Program (as defined below) and the Term Loan Facility (as defined below), and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations. See Note 7, “Term Loan Facility”.

The Company had cash, cash equivalents and marketable securities of $132.2 million as of September 30, 2020. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2020 and its results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$48,581	$37,473
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$50,027	$38,919

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale debt securities, and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date that are available to be converted into cash to fund current operations are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in other income (expense), net. The cost of securities sold is determined using the specific identification method.

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

Strategic Investments

The Company has previously made investments in strategic partners and may do so again in the future.  The Company does not intend to have a controlling interest or significant influence when it makes these strategic investments. Investments in equity securities of strategic partners with readily determinable fair values are measured using quoted market prices, with changes recorded through other income (expense), net in the statement of operations and comprehensive loss. The Company held a non-controlling equity investment in the common stock of Ascentage Pharma Group International (“Ascentage International”), an affiliate of a Hong-Kong based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited (“Ascentage Pharma”), which was acquired in connection with certain commercial agreements with Ascentage Pharma. See Note 5, “License Agreements”. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. During the three months ended September 30, 2020, the Company sold its remaining holdings in Ascentage International.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of September 30, 2020, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

In March 2020, the World Health Organization declared the global novel coronavirus (“COVID-19”) outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and results of operations, including ongoing and planned clinical studies. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the COVID-19 pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s business, financial condition, results of operations and prospects may be adversely affected.

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

As part of the process of preparing its condensed financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its condensed financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, the Company adjusts the rate of expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its condensed financial statements based on the facts and circumstances known at that time. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and it may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the nine months ended September 30, 2020 and 2019.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the first quarter of 2020, the Company evaluated indicators of impairment for the ROU asset and related leasehold improvements considering the current economic environment, its impact on subleasing activity and the exit of its previous headquarters located in Brisbane, California. The Company concluded the carrying value of these assets were not fully recoverable and recorded an impairment charge of $2.2 million. See Note 6, “Commitments and Contingencies”.

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

Restructuring

The Company recognizes restructuring charges related to reorganization plans that have been committed to by management and when liabilities have been incurred. In connection with these activities, the Company records restructuring charges at fair value for a) contractual employee termination benefits when obligations are associated to services already rendered, rights to such benefits have vested, and payment of benefits is probable and can be reasonably estimated, and b) one-time employee termination benefits when management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred.

One-time employee termination benefits are recognized in their entirety when communication has occurred, and future services are not required. Contract termination costs to be incurred over the remaining contract term without economic benefit are recorded in their entirety when the contract is canceled.

The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reorganization plan.  At the end of each reporting period, the Company evaluates the remaining accrued restructuring balances to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans.

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

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s condensed financial statements as of September 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

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

Upon adoption of Topic 842, the Company recorded $42.4 million of operating lease liabilities and $27.2 million of right-of-use assets after reclassification of deferred rent of $15.3 million, as of January 1, 2020. The adoption did not have a material impact on the Company’s condensed statements of operations and comprehensive loss or condensed statements of cash flows. See Note 6, “Commitments and Contingencies” for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

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

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities approximate the related fair values due to the short maturities of these instruments. As the long-term debt was only recently issued and the principal amount outstanding is subject to variable interest rates that are based on market rates which are regularly reset, considering level 2 inputs, the Company believes the carrying value of the long-term debt approximates its fair value.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$28,832	$28,832	$—	$—
U.S. treasuries	9,999	—	9,999	—
Total cash equivalents	38,831	28,832	9,999	—
Short-term marketable securities:
U.S. and foreign commercial paper	13,743	—	13,743	—
U.S. and foreign corporate debt securities	8,592	—	8,592	—
U.S. government debt securities	20,924	—	20,924	—
U.S. treasuries	40,374	—	40,374	—
Total short-term marketable securities	83,633	—	83,633	—
Total assets subject to fair value measurements on a recurring basis	$122,464	$28,832	$93,632	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,377	$29,377	$—	$—
U.S. and foreign commercial paper	4,999	—	4,999	—
U.S government debt securities	2,550	—	2,550	—
Total cash equivalents	36,926	29,377	7,549	—
Short-term marketable securities:
U.S. treasuries	15,063	—	15,063	—
U.S. and foreign commercial paper	11,972	—	11,972	—
U.S. and foreign corporate debt securities	8,755	—	8,755	—
U.S. government debt securities	48,718	—	48,718	—
Total short-term marketable securities	84,508	—	84,508	—
Strategic investment
Foreign equity securities	5,507	5,507	—	—
Total strategic investment	5,507	5,507	—	—
Long-term marketable securities
U.S. treasuries	3,025	—	3,025	—
Total long-term marketable securities	3,025	—	3,025	—
Total assets subject to fair value measurements on a recurring basis	$129,966	$34,884	$95,082	$—
Liabilities:
Contingent consideration liability	$1,131	$—	$—	$1,131
Total liabilities subject to fair value measurements on a recurring basis	$1,131	$—	$—	$1,131

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

The Company had previously recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”). See Note 5, “License Agreements”. The fair value of the contingent consideration liability at December 31, 2019 included inputs not observable in the market and thus represented a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements was estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilized current stock price and reflected the probability and timing of future issuances of shares. As a result of settlements and changes made to the Commercial Agreements, there was no contingent consideration liability at September 30, 2020.

The following table provides a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2020 and 2019 (in thousands):

Amount
Balance at December 31, 2019	$1,131
Additions	—
Settlements	(1,098)
Change in fair value	(33)
Balance at September 30, 2020	$—

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(1,327)
Balance at September 30, 2019	$1,156

There were no transfers into and out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 and 2019.

The Company held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s condensed balance sheets. See Note 5, “License Agreements”. In October 2019, Ascentage International completed an initial public offering of common stock on the Hong Kong Stock Exchange. Following the initial public offering, the Company’s underlying investment changed to be an equity security with a readily determinable fair value which was measured at fair value on a recurring basis based on quoted stock prices available on the Hong Kong Stock Exchange, which are considered observable inputs (Level 1). During the nine months ended September 30, 2020, the Company sold its equity investment in Ascentage International for cash proceeds of $6.0 million and recorded a corresponding loss of $2.2 million. The Company’s total original investment in Ascentage was $1.0 million. The fair value of the Company’s equity investment in Ascentage International was zero and $5.5 million as of September 30, 2020 and December 31, 2019, respectively, and was included in strategic investment on the Company’s condensed balance sheets. The change in fair value of this investment was $0.5 million and zero for the nine months ended September 30, 2020 and 2019, respectively, and was recorded in other income (expense), net on the statements of operations and comprehensive loss.

See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company’s financial instruments.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$28,832	$—	$—	$28,832
U.S. and foreign commercial paper	9,999	—	—	9,999
Total cash equivalents	38,831	—	—	38,831
Short-term marketable securities:
U.S. and foreign commercial paper	13,740	3	—	13,743
U.S. and foreign corporate debt securities	8,577	15	—	8,592
U.S. government debt securities	20,902	22	—	20,924
U.S. treasuries	40,348	26	—	40,374
Total short-term marketable securities	83,567	66	—	83,633
Total	$122,398	$66	$—	$122,464

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$29,377	$—	$—	$29,377
U.S. and foreign commercial paper	4,999	—	—	4,999
U.S. government debt securities	2,550	—	—	2,550
Total cash equivalents	36,926	—	—	36,926
Short-term marketable securities:
U.S. and foreign commercial paper	11,965	7	—	11,972
U.S. and foreign corporate debt securities	8,748	8	(1)	8,755
U.S. government debt securities	48,647	71	—	48,718
U.S. treasuries	15,057	6	—	15,063
Total short-term marketable securities	84,417	92	(1)	84,508
Long-term marketable securities
U.S. treasuries	3,025	—	—	3,025
Total long-term marketable securities	3,025	—	—	3,025
Total	$124,368	$92	$(1)	$124,459

At September 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2020 and December 31, 2019. The Company does not intend to and does not believe it is more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Agreements and Strategic Investment

License and Compound Library and Option Agreement

The Company is a party to three agreements with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology (the “Library Agreement”), (b) an initial license agreement executed in February 2016 granting the Company rights to an initial Ascentage Pharma compound known as APG1252 (the “APG1252 License Agreement”), and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (this second license agreement, the “Bcl License Agreement” and collectively with the Library Agreement and APG1252 License Agreement, the “Commercial Agreements”). On July 30, 2020, the Company notified Ascentage Pharma of its termination of the APG1252 License Agreement due to the Company’s decision to prioritize the progression of other compounds from Ascentage International’s library of Bcl-2 inhibitors, such as UBX1325 and UBX1967.

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

In July 2020, the Company filed an IND for the Phase 1 clinical study for UBX1325, which gave rise to an obligation under the Bcl License Agreement to issue an additional 133,334 shares of common stock to Ascentage Pharma and the academic institution.  These shares were issued to Ascentage Pharma and the academic institution in August 2020. Within ninety (90) days of administering the first dose of UBX1325 to a patient in the Phase 1 study, the Company will also be obligated to make a milestone payment of $1.0 million, which the Company may elect to pay in cash or shares of common stock. See Note 12, “Subsequent Events”.

As of September 30, 2020, the Company had issued 746,670 shares of common stock to Ascentage Pharma and 186,667 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology.

The Commercial Agreements included contingent consideration in the form of additional issuances of shares of the Company’s common stock based on the achievement of the specified milestones. Based upon the above termination of the license to APG1252, the Company determined that the contingency no longer applied and adjusted the fair value of the contingent consideration liability to zero as of September 30, 2020 The Company had recorded a contingent consideration liability of $1.1 million at December 31, 2019 based on the estimates for milestone achievements at the time. To date, no royalties were due from the sales of licensed products.

Strategic Investment

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

In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange at HK$34.20 (approximately USD $4.36) per share. In connection with Ascentage International’s initial public offering, the Company’s interest converted into shares of common stock of Ascentage International. The Company determined that its investment in Ascentage International met the definition of an equity security with a readily determinable fair value which was measured at fair value on a recurring basis based on quoted stock price available on the Hong Kong Stock Exchange. The Company was subject to a lock-up agreement with Ascentage International that precluded the Company from selling shares prior to April 28, 2020.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was not material.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf of its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones.  In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF.  In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of September 30, 2020. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at September 30, 2020 or December 31, 2019. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease cost	$1,140	$3,584
Variable lease cost	363	1,004
Impairment of operating lease right-of-use asset	—	1,157
Total lease cost	$1,503	$5,745

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred. Rent expense for the nine months ended September 30, 2019 was $3.0 million.

The following table summarizes supplemental information related to leases (in thousands):

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,172
Weighted-average remaining lease term (years)
Operating leases	8.7
Weighted-average discount rate (percentage)
Operating leases	5.8%

The following table summarizes the maturities of lease liabilities as of September 30, 2020 (in thousands):

Amount
2020 (remaining 3 months)	$1,626
2021	6,653
2022	6,283
2023	4,810
2024	4,964
Thereafter	27,302
Total future minimum lease payments	51,638
Less: Amount representing interest	(11,591)
Present value of future minimum lease payments	40,047
Less: Current portion of operating lease liability	(4,415)
Noncurrent portion of operating lease liability	$35,632

The cumulative effect on the Company’s condensed balance sheets at January 1, 2020 from the adoption of Topic 842 was as follows (in thousands):

	December 31, 2019	Topic 842 Adjustments	January 1, 2020
Operating lease right-of-use assets	$—	$27,174	$27,174
Accrued and other current liabilities	4,995	(1,970)	3,025
Operating lease liabilities, current portion	—	3,455	3,455
Deferred rent, net of current portion	13,298	(13,298)	—
Operating lease liabilities, net of current portion	—	38,988	38,988

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The

Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows include estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million. This impairment loss was allocated proportionally to the right-of-use asset of $1.2 million and leasehold improvements of $1.0 million and recorded in operating expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2020. After recording the impairment, the remaining balance of the ROU asset and leasehold improvements was $1.8 million and $1.6 million, respectively. The Company continues to actively market this space for sublease. Additional impairments could be realized if the Company’s sublease assumptions are further impacted by real estate market conditions, including potentially as a result of the COVID-19 pandemic.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of September 30, 2020 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. The Company expects to make interest only payments through September 1, 2022, or extended to March 1, 2023 upon satisfaction of certain milestones, and expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge of up to 1.50% of any amount prepaid, depending upon when the prepayment occurs. Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company is required to pay an end of term fee (“End of Term Fee”) equal to 6.25% of the total aggregate amount of the term loans being prepaid or repaid, which has been recorded as a discount on the principal balance upon issuance.

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On September 30, 2020, the rate was 9.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At September 30, 2020, the effective interest rate was 12.40%.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s intellectual property as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent financing up to a maximum aggregate amount of $2.0 million. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants (including a liquidity covenant beginning July 1, 2021, requiring the Company to maintain at least $15.0 million in unrestricted cash), and events of default. As of September 30, 2020, the Company was in compliance with all covenants under the Term Loan Facility.

As of September 30, 2020, the carrying value of the term loan consists of $25.0 million principal outstanding less the debt discount and issuance costs of approximately $2.2 million. The End of Term Fee of $1.5 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.5 million for the three months ended September 30, 2020.

Future principal payments for the long-term debt are as follows (in thousands):

September 30, 2020
2020 (for the remaining 3 months)	$—
2021	—
2022	3,838
2023	12,272
2024	8,890
Total principal payments	25,000
End of term fee due at maturity in 2024	1,562
Total principal and end of term fee payments	26,562
Unamortized discount and debt issuance costs	(2,249)
Long-term debt, net	$24,313

8. Equity Financing

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

On June 3, 2019, the Company also entered into a sales agreement (the “June 2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen acts as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the June 2019 Sales Agreement. During the nine months ended September 30, 2020, the Company issued and sold 5,002,257 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million.

In July 2020, the Company filed an additional prospectus supplement to the Shelf Registration Statement. This prospectus supplement covers the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional “at-the-market” offering under the Securities Act of 1933, as amended (the “Additional ATM Offering Program”).

On July 31, 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the third quarter, there were no shares of the Company’s common stock sold through the Additional ATM Offering Program.

9. Corporate Restructuring

In September 2020, the Company’s board of directors implemented a corporate restructuring to align its resources on cellular senescence programs in ophthalmology and neurology while further extending operating capital. The restructuring is expected to result in an elimination of approximately 33 positions, or approximately 32% of the Company’s workforce, by December 31, 2020. The Company incurred a one-time employee benefits and severance charge of approximately $1.8 million in operating expenses during the three months ended September 30, 2020. The related accrual is recorded in accrued compensation on the condensed balance sheet at September 30, 2020. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include severance costs, employee-related benefits, and supplemental one-time termination payments.  Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $1.5 million was recorded to research and development expenses and $0.3 million was recorded to general and administrative expenses during the three months ended September 30, 2020.  Substantially all cash payments are expected to be paid out by the first quarter of 2021. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

10. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	6,906,898	$7.62
Granted	3,949,756	$6.46
Exercised	(215,037)	$3.91
Canceled	(1,428,825)	$8.11
Balances at September 30, 2020	9,212,792	$7.13

A summary of the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”) activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	325,887	$9.00
Granted	3,621,164	$3.44
Vested	(103,020)	$9.00
Canceled	(158,262)	$7.73
Unvested at September 30, 2020	3,685,769	$3.59

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

The PSUs vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.875 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.875 and as to 100,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted-average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to the Company’s stockholders is equal to at least $2.5 billion, as determined by the Company’s board of directors.

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

In September 2020, the board of directors granted retention stock-based awards to employees covering an aggregate of 3.2 million shares of common stock, including options to purchase an aggregate of 250,000 shares of common stock and 2,959,850 of restricted stock units.  The awards are all time-based vesting and vest over three to four years.

During the nine months ended September 30, 2020 the Company issued 13,550 shares in settlement of stock-based compensation awards accounted for as liability awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,653	$1,609	$5,125	$3,536
General and administrative	2,039	2,214	5,988	4,228
Total	$3,692	$3,823	$11,113	$7,764

Stock based compensation for the nine months ended September 30, 2020 includes $0.1 million of expense related to awards accounted for as liability awards.

11. Net Loss per Common Share

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(27,552)	$(21,710)	$(74,257)	$(64,150)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	52,482,200	42,965,945	49,926,396	42,584,835
Net loss per share—basic and diluted	$(0.52)	$(0.51)	$(1.49)	$(1.51)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2020	2019
Options to purchase common stock	9,212,792	6,870,903
Early exercised common stock subject to future vesting	66,741	207,184
RSUs	3,685,769	—
Shares subject to 2018 ESPP	68,188	51,970
Total	13,033,490	7,130,057

Up to 89,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Agreements,” to our condensed financial statements for additional information.

12. Subsequent Events

In October 2020, the Company initiated a Phase 1 safety and tolerability study of UBX1325 in patients with diabetic macular edema.

As a result of the first patient dosed in the UBX1325 study, the Company triggered a milestone payment of $1.0 million, which the Company has elected to settle in shares of the Company’s common stock to Ascentage Pharma. The payment will be recognized as research and development expense in the statement of operations and comprehensive loss during the quarter ended December 31, 2020.

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

Overview

We are a biotechnology company engaged in researching and developing therapeutics to slow, halt or reverse diseases of aging.  Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic and neurologic diseases.

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1 study of UBX1325 in patients with diabetic macular edema, or DME. UBX1325 is a senolytic, small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL. We initiated a Phase 1 clinical study of UBX1325 and dosed the first patient in October 2020 and expect to obtain initial results from this study in the first half of 2021. The overall clinical program is directed at multiple age-related diseases of the eye, including diabetic retinopathy and age-related macular degeneration, as well as DME. However, the impact of the COVID-19 pandemic on the timing of study enrollment, visit adherence and completions is hard to assess due to the rapidly evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

On August 17, 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful osteoarthritis, or OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint of the study. Given these results, we do not anticipate progressing UBX0101 into pivotal studies and will narrow our near-term focus to our ongoing ophthalmologic and neurologic disease programs.

In September 2020, our board of directors implemented a corporate restructuring to align our resources on cellular senescence programs in ophthalmology and neurology while further extending operating capital. The restructuring will result in an elimination of approximately 33 positions, or approximately 32% of our workforce, by December 31, 2020. We estimate that we will incur a one-time employee benefits and severance charge of approximately $1.8 million in the year ended December 31, 2020. We expect these steps will extend our cash runway through mid-2022, and we project current cash and cash equivalents will fund key clinical data readouts for UBX1325 and any required IND-enabling studies for UBX1967.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $74.3 million and $64.2 million for the nine months ended September 30, 2020 and 2019, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of September 30, 2020, we had an accumulated deficit of $319.7 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

In August 2020 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc. and $25.0 million dollars was advanced to us upon execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of September 30, 2020 are not expected to be reached as they were dependent, in whole or in part, upon the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. Starting in July 2021, we will be subject to a liquidity covenant requiring us to maintain unrestricted cash of at least $15.0 million. We will make interest only payments through September 1, 2022, or extended to March 1, 2023 upon satisfaction of certain milestones, and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

Prior to entering the Loan Agreement, we have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the June 2019 Sales Agreement, with Cowen and Company, LLC, or, Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the ATM Offering Program. During the nine months ended September 30, 2020, we issued and sold 5,002,257 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. On July 31, 2020, we entered into a second sales agreement, or the July 2020 Sales Agreement, with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program, or the Additional ATM Offering Program in which Cowen will act as sales agent.

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

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions, clinical research organizations, or CROs, and Institutional Review Boards under whose auspices we conduct our clinical trials.  These strains have resulted in limits on the initiation of new clinical trials, slowing or halting enrollment in existing trials and restrictions placed upon on-site monitoring activities of clinical trials.  Prior to the completion of our Phase 2 and Phase 1b UBX0101 clinical studies, we amended the clinical study protocols to enable remote data collection for clinical sites that were limited in their ability to conduct study visits in person, for either site or patient safety reasons. We also instituted remote data source verification procedures to limit the extent that on-site monitoring was required.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors impacted our supply of UBX0101 prior to our shutting down development of such program. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and we believe we have sufficient supply of drug inventories to complete our Phase 1 study of UBX1325 in ophthalmologic disease.

Several of the CROs that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates.  In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines. CROs based in the United States that provide preclinical services are experiencing heavy demand which may impact their ability to start new studies and could lead to delays in the commencement of our preclinical studies.  Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early stage projects, none of which impacted preclinical timelines.

In late February 2020, we created an internal, cross-functional COVID-19 Response Team to closely monitor the evolving situation and manage our response.  In alignment with public health guidance designed to slow the spread of COVID-19, beginning in mid-March 2020, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services.  For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

Components of Our Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our drug candidates, which include:

•	personnel-related expenses, including salaries, benefits, severance and stock-based compensation for personnel contributing to research and development activities;
•	laboratory expenses including supplies and services;
•	clinical trial expenses;
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

General and Administrative Expenses

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

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, audit and accounting services, and depreciation and amortization expense related to property and equipment. Personnel costs consist of salaries, benefits, severance and stock-based compensation. We expect to continue to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Change in Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration obligation meets the definition of a derivative and/or can be equity classified, until such time that the contingency or equity classification criteria is met or expires. In prior periods, we have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met and equity classification criteria had not been met. The derivative related to this contingent consideration is measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating results. Gains or losses on contingent consideration expense is driven by changes in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the nine months ended September 30, 2020 and 2019.

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into during the three months ended September 30, 2020.

Other Income (Expense), Net

We held an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong Kong-based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited.  In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock price available on the Hong Kong Stock Exchange.  During the three months ended September 30, 2020, we sold our remaining equity investment in Ascentage International. Other income (expense), net, includes the recognized gains and losses resulting from the sale of the investment in this equity security and the previous changes in fair value.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Summary of Operations Data:
Operating expenses:
Research and development	$18,830	$17,777	$1,053	$54,218	$52,750	$1,468
General and administrative	6,530	5,692	838	18,803	15,139	3,664
Change in fair value of contingent consideration	(718)	(1,115)	397	(33)	(1,327)	1,294
Impairment of long-lived assets	—	—	—	2,159	—	2,159
Total operating expenses	24,642	22,354	2,288	75,147	66,562	8,585
Loss from operations	(24,642)	(22,354)	(2,288)	(75,147)	(66,562)	(8,585)
Interest income	226	756	(530)	1,093	2,663	(1,570)
Interest expense	(499)	—	(499)	(499)	—	(499)
Other income (expense), net	(2,637)	(112)	(2,525)	296	(251)	547
Net loss	$(27,552)	$(21,710)	$(5,842)	$(74,257)	$(64,150)	$(10,107)

Research and Development

Research and development expenses increased by $1.0 million, to $18.8 million for the three months ended September 30, 2020 from $17.8 million for the three months ended September 30, 2019. The increase was primarily due to a net increase of $1.3 million in personnel costs primarily due to accrued severance from our corporate restructuring, an increase of $0.4 million in facilities-related costs, partially offset by a net decrease of $0.7 million in direct research and development expenses.

Research and development expenses increased by $1.5 million, to $54.2 million for the nine months ended September 30, 2020 from $52.8 million for the nine months ended September 30, 2019. The increase was primarily due to increases of $3.0 million in personnel-related costs, of which $1.6 million was related to non-cash stock-based compensation expense and $1.3 million was related to accrued severance due to our corporate restructuring, and $2.7 million in facilities-related costs offset by a net decrease of $2.8 million in direct research and development expenses and a decrease of $1.5 million in laboratory supplies.

General and Administrative

General and administrative expenses increased by $0.8 million, to $6.5 million for the three months ended September 30, 2020 from $5.7 million for the three months ended September 30, 2019. The increase was primarily due to increases of $0.3 million in professional and consultant fees, $0.2 million in personnel costs primarily due to accrued severance from our corporate restructuring, and $0.2 million in facilities-related costs.

General and administrative expenses increased by $3.7 million, to $18.8 million for the nine months ended September 30, 2020 from $15.1 million for the nine months ended September 30, 2019. The increase was primarily due to increases of $2.3 million in personnel-related expenses, of which $1.8 million was related to non-cash stock-based compensation and $0.3 million was related to accrued severance due to our corporate restructuring, $0.6 million in facilities-related costs, $0.4 million in insurance expense and $0.3 million in professional fees.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $0.7 million for the three months ended September 30, 2020, and immaterial for the nine months ended September 30, 2020. During the third quarter we issued shares as a result of meeting a contractual milestone. Additionally, we made changes to the related contracts, which resulted in there being no contingent consideration liability at September 30, 2020. Change in fair value of contingent consideration was $1.1 million and $1.3 million for the three and nine months ended September 30, 2019, respectively. The change in the fair value of contingent consideration during the three and nine months ended September 30, 2019 was primarily due to changes in assumptions, including probabilities and our stock price used to calculate the fair value of the liability.

Impairment of Long-Lived Assets

Impairment charges for the nine months ended September 30, 2020 consisted of impairment of long-lived assets. On February 1, 2020, we evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.2 million.

Interest Income

Our interest income was $0.2 million for the three months ended September 30, 2020 as compared to $0.8 million for the three months ended September 30, 2019. Interest income is earned from our funds invested in cash equivalents and marketable securities. The decrease for the three months ended September 30, 2020 is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Our interest income was $1.1 million for the nine months ended September 30, 2020 as compared to $2.7 million for the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.5 million for the three months ended September 30, 2020 related to the Loan Agreement.

Other Income (Expense), Net

Other expense, net, was $2.6 million for the three months ended September 30, 2020 as compared to $0.1 million for the three months ended September 30, 2019. The change of $2.5 million was primarily due to loss from the remeasurement of our equity investment to fair value on the date of sale. We received $6.0 million of proceeds from the sale of the equity investment.  Our original cost basis was $1.0 million.

Other income, net, was $0.3 million for the nine months ended September 30, 2020 as compared to other expense, net, of $0.3 million for the nine months ended September 30, 2019. The change was primarily due to the changes in fair value of our equity investment in Ascentage International.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of September 30, 2020, we had an accumulated deficit of $319.7 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently through our ATM Offering Program and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

On August 3, 2020, we entered into the Loan Agreement with Hercules Capital, Inc. pursuant to a term loan, subject to certain terms and conditions. $25.0 million dollars was advanced to us on the date of execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of September 30, 2020 are not expected to be reached as they were dependent, in whole or in part, upon on the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. We will make interest only payments through September 1, 2022, or extended to March 1, 2023 upon satisfaction of certain milestones, and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The SEC declared the Shelf Registration Statement effective in June 2019.  In June 2019, we also entered into a sales agreement with Cowen or the June 2019 Sales Agreement, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through the ATM Offering Program under which Cowen acts as sales agent. During the nine months ended September 30, 2020, we issued and sold 5,002,257 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. As of September 30, 2020, common stock valued at approximately $9.0 million remained available to be sold under our ATM Offering Program.

In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional “at-the-market” offering under the Securities Act of 1933, as amended, or the Additional ATM Offering Program. On July 31, 2020, we entered into a second sales agreement with Cowen, or the July 2020 Sales Agreement, to sell an additional $50.0 million of our shares of common stock through the Additional ATM

Offering Program in which Cowen acts as sales agent. As of September 30, 2020, there have been no shares sold under the Additional ATM Offering Program.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $319.7 million through September 30, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into mid-2022, which is expected to fund key clinical data readouts for UBX1325 and any required IND-enabling studies for UBX1967.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 1 safety and tolerability study of UBX1325, which we recently initiated, and our additional planned clinical studies in our ophthalmology program;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(61,619)	$(56,730)
Cash provided by investing activities	9,367	72,425
Cash provided by financing activities	63,360	6,570
Net increase in cash, cash equivalents and restricted cash	$11,108	$22,265

Operating Activities

Cash used in operating activities of $61.6 million for the nine months ended September 30, 2020 consisted primarily of a net loss of $74.3 million, adjusted for net non-cash charges of $15.0 million and changes in net operating assets and liabilities of $2.3 million. Our non-cash charges consisted primarily of $11.1 million in stock-based compensation, $2.6 million in depreciation and amortization, $2.2 million in impairment charges pertaining to leasehold improvements and right of use assets in the Company’s former offices and $0.2 million amortization of debt issuance costs and premium and discounts on marketable securities, partially offset by $0.6 million in non-cash rent expense and a $0.5 million change in fair value of our strategic investment. The net change in our operating assets and liabilities consisted primarily of decreases of $1.0 million in accounts payable and $0.4 million in accrued and other current liabilities and an increase of $1.5 million in prepaid expenses and other current assets, offset by a decrease of $0.6 million in other long-term assets.

Cash used in operating activities of $56.7 million for the nine months ended September 30, 2019 consisted primarily of a net loss of $64.2 million, adjusted for net non-cash charges of $7.4 million and partially offset by an immaterial decrease in net operating assets and liabilities. Our non-cash charges consisted primarily of $7.8 million in stock-based compensation, $1.9 million in depreciation and amortization, and $1.0 million in common stock granted to a third party, offset by $1.0 million in amortization of premium and discounts on marketable securities, $0.9 million in accretion of our tenant improvement allowance, and $1.3 million change in fair value of contingent consideration liability associated with our two license agreements and our compound library and option agreement. The net change in our operating assets and liabilities consisted primarily of a combined decrease of $1.0 million in accounts payable, accrued compensation and accrued and other current liabilities, and an increase of $0.5 million in prepaid expenses and other current assets, offset by an increase of $1.4 million in deferred rent, net of current portion.

Investing Activities

Cash provided by investing activities of $9.4 million for the nine months ended September 30, 2020 was related to maturities of marketable securities of $96.8 million and $6.0 million from the sales of our strategic investment, which were offset by purchases of marketable securities of $93.0 million and property and equipment of $0.5 million.

Cash provided by investing activities of $72.4 million for the nine months ended September 30, 2019 was related to maturities of marketable securities of $163.6 million, which were offset by purchases of marketable securities of $90.2 million and purchases of property and equipment of $1.0 million.

Financing Activities

Cash provided by financing activities of $63.4 million for the nine months ended September 30, 2020 was primarily related to $37.3 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $24.2 million proceeds from long-term debt, net of issuance costs, $1.2 million proceeds from issuance of common stock upon exercise of stock options, net of repurchases, $0.4 million proceeds from issuance of common stock under the 2018 ESPP and $0.4 million proceeds from the repayment of recourse notes from an employee.

Cash provided by financing activities of $6.6 million for the nine months ended September 30, 2019 was related to $5.4 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $0.8 million proceeds from issuance of common stock upon exercise of stock options, net of repurchases and $0.4 million proceeds from issuance of common stock under the 2018 ESPP.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our Loan Agreement, operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In February 2019, we entered into a lease agreement for new office and laboratory space in South San Francisco, California. See Note 6, “Commitments and Contingencies” and Note 7, “Term Loan Facility,” to our condensed financial statements for further information.

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat diseases of aging. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Agreements,” to our condensed financial statements for additional information.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents and marketable securities of $132.2 million as of September 30, 2020, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

As of September 30, 2020, the outstanding principal amount of the term loan was $25.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loan. The rate at September 30, 2020 was 9.35%. A hypothetical 1% change in interest rates would increase expense by approximately $0.8 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with our condensed financial statements as of September 30, 2020 and our financial statements as of December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes accompanying those financial statements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 and Phase 2 clinical study of UBX0101, a senolytic small molecule inhibitor of the MDM2/p53 protein-protein interaction, in patients with osteoarthritis, or OA. On August 17, 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we do not anticipate progressing UBX0101 into pivotal studies and will narrow our near-term focus to our ongoing ophthalmologic and neurologic disease programs. In the third quarter of 2020, we initiated a Phase 1 study of UBX1325 in patients with diabetic macular edema.

We have had significant operating losses since our inception. Our net loss for the nine months ended September 30, 2020 and 2019 was approximately $74.3 million and $64.2 million, respectively. As of September 30, 2020, we had an accumulated deficit of $319.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of

September 30, 2020, we had capital resources consisting of cash, cash equivalents, and marketable securities of $132.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our drug candidates, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead drug candidates or any future drug candidates.

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 1 safety and tolerability study of UBX1325, which we recently initiated, and our additional planned clinical studies in our ophthalmology program;

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

We plan to continue to develop a pipeline of drug candidates to slow, halt or reverse diseases of aging. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue and we are currently advancing programs in ophthalmologic disorders. We are also in the early stages of developing senolytic medicines that could be administered systemically to treat additional diseases of aging, such as neurodegenerative disease.

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

Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of diseases of aging. To accomplish this goal, we completed an Investigational New Drug application, or IND-enabling non-clinical toxicology studies with UBX1325, a senolytic, small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL in the third quarter of 2020. We initiated a Phase 1 clinical study of UBX1325 in October 2020 and, assuming clinical sites are able to recruit and retain investigators and study staff, and continue to enroll patients, and patients are able to complete all study visits, we expect to receive initial safety data results from the Phase 1 clinical study in the first half of 2021. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or drug candidates or misread trends in the biopharmaceutical industry, particularly those segments focused on aging, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other drug candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such drug candidates through collaboration, licensing or other royalty arrangements in cases where it may have been more advantageous for us to invest additional resources to retain development and commercialization rights.

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

Risks Related to Our Business

Our core therapeutic approach to slow, halt, or reverse diseases of aging is based on our understanding of cellular senescence. Utilizing senolytic molecules to treat diseases of aging is a novel therapeutic approach, which exposes us to unforeseen risks and makes it difficult to predict the time and cost of drug development and potential for regulatory approval.

We are developing a pipeline of drug candidates to treat diseases of aging. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or modulating accumulated senescent cells, when administered locally. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, our approach to treating diseases of aging is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We have only recently begun testing our senolytic molecules in humans and the majority of our current data supporting our hypothesis regarding senescence biology is limited to pre-clinical animal models and in vitro cell lines, the results of which may not translate into humans. We currently have no conclusive evidence in humans, that the accumulation or modulation of senescent cells is the underlying cause of tissue damage and dysfunction associated with many diseases of aging. For example, in August 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful osteoarthritis or OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we do not anticipate progressing UBX0101 into pivotal studies and decided not to pursue further development of this product candidate. We will narrow our near-term focus to our ongoing ophthalmologic and neurologic disease programs.

While cellular senescence is a naturally occurring biological process, the administration of senolytic medicines to eliminate or cause the elimination or modulation of accumulated senescent cells in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events, or fail to achieve the intended therapeutic purpose entirely. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is based primarily on preclinical data and not human clinical trials. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

No regulatory authority has granted approval for a senolytic medicine. As such, we believe the U.S. Food and Drug Administration, or the FDA, has limited experience with senescence, which may increase the complexity, uncertainty and length of the clinical development and regulatory approval process for our drug candidates. We may never receive approval to market and commercialize any drug candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical studies to obtain approval or be subject to post-marketing testing requirements to maintain marketing authorization. If our other senolytic molecules prove to be ineffective, unsafe or commercially unviable, our entire senolytic platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent on the successful development, regulatory approval, and commercialization of our drug candidates, all of which are in early stages of development and none of which have shown definitive efficacy in human subject.

We have no products approved for sale and all of our drug candidates are in early stages of development. Additionally, following the 12-week results from our Phase 2 study of UBX0101 in patients with moderate to severe painful OA of the knee showed no statistically difference between UBX0101 and placebo for the primary endpoint of change we decided not to pursue further development of this product candidate. To advance our ophthalmology program, we completed IND-enabling studies, and in July 2020, we filed an IND for our lead drug candidate, UBX1325. We initiated a Phase 1 clinical study of UBX1325 in October 2020. However, the impact of the COVID-19 pandemic on the timing of study enrollment, visit adherence, and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

UBX0101 and UBX1325 are the only drug candidates that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of additional clinical trials. For example, in preclinical studies, we observed that UBX1967 showed sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of such preclinical studies would be longer than originally anticipated due to the extended exposure profile, delaying the commencement of our initial Phase 1 study for age-related eye diseases.  In the second quarter of 2020, we decided to commence our initial Phase 1 clinical study in ophthalmology disease with UBX1325 in part because of its shorter exposure time.

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

•	the willingness of physicians, professional societies, operators of clinics, hospitals, and patients to recommend, utilize or adopt any of our future drug candidates to treat diseases of aging;
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

Prior to the completion of our Phase 2 and Phase 1b UBX0101 clinical studies, we amended the clinical study protocols to enable remote data collection for clinical sites that are limited in their ability to conduct study visits in person, for either site or patient safety reasons. For the Phase 1 safety and tolerability clinical study for UBX1325, we adapted the clinical study protocol and standard operating procedures to enable a number of adaptations such as: remote data collection for clinical sites when possible; the option for remote data source verification procedures to limit on-site monitoring; transportation options for patients to utilize for study visit adherence; selection and use of central reading centers and centralized laboratories that do not require source data verification; flexible visit windows to increase study visit adherence; and geographic distribution of sites to mitigate variation in local restrictions.

These actions enable the collection of all major endpoints if patients adhere with the study visit schedule. Assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, clinical examinations, or imaging.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors impacted our supply of UBX0101 prior to our decision to shut down further clinical advancement of that program. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our ongoing clinical trials, including our recently initiated Phase 1 study in ophthalmology disease.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our drug candidates is safe and effective for the requested indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical studies;
•	our inability to demonstrate that the clinical and other benefits of any of our drug candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical studies;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the formulation, labeling or specifications of UBX1325, UBX1967, or any of our future drug candidates;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or
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

Although we initiated our Phase 1 safety and tolerability clinical study for UBX1325 in October 2020, we may experience delays in obtaining FDA authorization or feedback to initiate further studies of UBX1325, or in completing our ongoing studies of UBX1325. We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors.  For example, for our ongoing Phase 1 study for UBX1325 clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed.  Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

We are committed to developing senolytic medicines that slow, halt or reverse diseases of aging and we are currently advancing multiple senolytic molecules to address a variety of diseases of aging, including ophthalmologic and neurologic disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that senescent cells drive diseases of aging, and that hypothesis has not yet been proven. In addition, we do not know if we will be able to develop medicines that selectively eliminate senescent cells or whether the elimination of such senescent cells will mitigate the effects of or effectively treat any diseases.

In addition, identifying, developing, obtaining regulatory approval and commercializing drug candidates for the treatment of diseases of aging will require substantial additional funding and is prone to the risks of failure inherent in drug development. Research programs to identify drug candidates also require substantial technical, financial and human resources, regardless of whether or not any drug candidates are ultimately identified, and even if our preclinical research programs initially show promise in identifying potential drug candidates, they may fail to yield drug candidates for clinical development.

While we have a number of ongoing drug discovery programs targeting senescent cells, we do not know whether these will be successful, or whether we will be able to identify novel senolytic mechanisms to continue to build our pipeline. We also cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunities may be limited.

It may be many years, if ever, before we develop senolytic medicines capable of systemic administration to treat systemic diseases of aging.

Many diseases of aging may require the development of senolytic medicines that can be administered systemically. We currently do not have systemic senolytic medicines in development, and we do not know whether systemic senolytic approaches will be feasible. We are focusing initially on the development of senolytic molecules for diseases of aging that can be treated by means of local treatment and intend to continue our research into the development of systemic senolytic medicines. However, we are still at a very early stage of developing locally administered senolytic medicines, and we must establish proof-of-concept in humans for local treatment before developing a systemically administered senolytic medicine. We still face significant risks in the development of localized treatments. As a result, it may be many years before we have sufficient human data and scientific understanding to effectively pursue a systemically administered senolytic medicine, if ever.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101, and our Phase 1 clinical study of UBX1325, which was initiated in October 2020, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, even though in our completed Phase 1 and Phase 2 clinical studies of UBX0101 were generally well tolerated, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells, however the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

We currently intend to supply all of our drug candidates in all territories for our planned clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates progress through the clinical trial process. Some of these third parties may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.  For example, one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident. While such incident did not impact our supply of UBX0101 for clinical studies being conducted in April 2020, there can be no assurance that our supply chain for any of our candidates and clinical trials will not be disrupted in the future due to the COVID-19 pandemic.

We do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers. Further, we have not yet engaged any manufacturers for the commercial supply of our current drug candidates. Although we intend to enter into such agreements prior to commercial launch of any of our drug candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. We generally do not begin a preclinical study and we do not intend to initiate any clinical studies unless we believe we have access to a sufficient supply of a drug candidate to complete such study or trial. In addition, any significant delay in, or quality control problems with respect to, the supply of a drug candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our preclinical studies or future clinical studies, product testing and potential regulatory approval of our drug candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as our senior scientists. In March 2020, our prior Chairman and Chief Executive Officer, Keith R. Leonard, resigned from his position as Chief Executive Officer and was replaced by Anirvan Ghosh, Ph.D.  In addition, in July 2020, our Chief Financial Officer, Robert C. Goeltz II, announced his intention to resign from his position as Chief Financial Officer, and he was replaced by Lynne Sullivan. In addition, following the announcement of our Phase 2 clinical trial results for UBX0101, we implemented a corporate restructuring resulting in the elimination of a significant portion of the workforce. These events have resulted in additional loss of personnel, both planned an unplanned. Continued disruption caused by the transition or by the loss of ongoing services of any other members of our senior management team or our senior scientists could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical studies or the commercialization of our lead drug candidates or any future drug candidates.

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

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical study expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for drug candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, certain of our drug candidates, if approved, may compete with other products that treat diseases of aging, including over the counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

We are aware of other companies seeking to develop treatments to prevent or treat aging-related diseases through various biological pathways, including Calico. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), intravitreal steroid (dexamethasone), and pan-retinal photocoagulation by laser E. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

Further, we believe that potential competitors may be able to develop senolytic medicines utilizing well-established molecules and pathways, which could enable the development of competitive drug candidates utilizing the same cellular senescence biological theories.

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for treatment of diseases of aging generally, which could give such products significant regulatory and market timing advantages over any of our drug candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our drug candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Newly developed systemic or non-systemic treatments that replace existing therapies that currently are only utilized in patients suffering from severe disease may also have lessened side effects or reduced prices compared to current therapies, which make them more attractive for patients suffering from mild to moderate disease. Even if a generic or OTC product is less effective than our drug candidates, it may be more quickly adopted by physicians and patients than our competing drug candidates based upon cost or convenience.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

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

As of September 30, 2020, we had 76 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our lead drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat diseases of aging, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption, including most recently as a result of the COVID-19 pandemic, have caused and could continue to cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Weakened or declining economic conditions could be caused by a number of factors. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Measures taken in response to a pandemic, such as the COVID-19 pandemic, which causes a public health emergency, could also disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.  For example, in mid-March 2020, in alignment with federal, state and local guidance designed to slow the spread of COVID-19, we transitioned to a reduced onsite staffing model and remote work plan for all employees who cannot perform their work from home, such as our laboratory, operations, and facilities staff.  As the COVID-19 pandemic evolves, we may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

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

Moreover, if a computer security breach affects our systems, or those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

As of September 30, 2020, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 43 issued and allowed U.S. patents and applications and 24 granted and allowed foreign patents and applications, respectively.

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

The market for biopharmaceuticals, pharmaceuticals and treatments for diseases of aging is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights in connection therewith. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with our products. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

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

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal information of subjects within the EEA and the United Kingdom, including clinical trial data. Further, applicable privacy laws and court decisions could impact our ability to transfer personal data internationally. Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union, or the CJEU invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. As a result, the Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether standard contractual clauses will also be invalidated by the European courts or legislature as a mechanism to comply with EU data protection requirements for data transfers. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as health data, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.

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

These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, commencing, conducting or completing our clinical studies for our lead drug candidates, or any other future clinical development programs;

•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating diseases of aging and/or drug development;
•	announcements of regulatory approval or disapproval of our current or any future drug candidates;
•	failure or discontinuation of any of our research and development programs;
•	announcements relating to future licensing, collaboration, or development agreements;
•	delays in the commercialization of our current or any future drug candidates;
•	public misperception regarding the use of our therapies, or public bias of against “anti-aging” companies;
•	acquisitions and sales of new products, technologies, or businesses;
•	manufacturing and supply issues related to our drug candidates for clinical studies or future drug candidates for commercialization;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions, or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the U.S. relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our drug candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
•	general economic conditions in the U.S. and abroad.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through our Additional ATM Offering Program under which Cowen acts as our sales agent. As of December 31, 2019, we had sold 3,974,908 shares of common stock under the June 2019 Sales Agreement for total net proceeds of $26.1 million.  If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline. During the nine months ended September 30, 2020, we issued and sold 5,002,257 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. There have been no shares sold under our Additional ATM Offering Program as of September 30, 2020.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.1% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

During the three months ended September 30, 2020, we issued 133,334 shares of our common stock to Ascentage Pharma and an academic institution pursuant to the Commercial Agreements. The issuance of such was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and Ascentage represented to us that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

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

c) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4
10.1†	Loan and Security Agreement, dated August 3, 2020 between Unity Biotechnology, Inc. and Hercules Capital, Inc.	8-K	8/4/2020	10.1

10.2#††	Executive Employment Agreement, dated August 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan				X

10.3#	Amendment to Executive Employment Agreement, dated September 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, has been formatted in Inline XBRL.				X

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

††	Schedules have been omitted pursuant to Item 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unity Biotechnology, Inc.

Date: November 4, 2020	By: /s/ Anirvan Ghosh Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2020	By: /s/ Lynne Sullivan Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)