Form 10-K
period 2020-12-31
Unity Biotechnology, Inc.
filed 2021-03-23
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, was $326,317,326.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2021 was 54,699,491.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, scheduled to be held on June 24, 2021, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding the potential benefits, activity, effectiveness, and safety of our drug candidates;
•	our expectations with regard to the results of our clinical studies, preclinical studies, and research and development programs, including the timing and availability of data from such studies;
•	our preclinical, clinical, and regulatory development plans for our drug candidates, including the timing or likelihood of regulatory filings and approvals for our drug candidates;
•	our expectations with regard to our ability to acquire, discover, and develop additional drug candidates and advance such drug candidates into, and successfully complete, clinical studies;
•	our expectations regarding the potential market size and size of the potential patient populations for our drug candidates, if approved for commercial use;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing and amount of any milestone payments we are obligated to make pursuant to our existing license agreements and any future license or collaboration agreements that we may enter into;
•	our commercialization, marketing, and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our drug candidates;
•	the pricing and reimbursement of our drug candidates, if approved;
•	the implementation of our business model and strategic plans for our business and drug candidates, including additional indications which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•	our anticipated use of proceeds from our initial public offering;
•	our future financial performance;
•	developments and projections relating to our competitors and our industry, including competing therapies; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business.

Overview

Our mission is to slow, halt, or reverse diseases of aging. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic and neurologic diseases.

Diseases of aging cause considerable economic, personal, and societal burden. As individuals age, the prevalence of chronic disease increases, with 80% of older Americans having at least one chronic disease and 50% having two or more. Diseases of aging negatively impact quality of life, are typically chronic, and progress from the time of onset until death. It is estimated that providing healthcare for people over the age of 65 costs four to five times more than for younger individuals. According to the United States Census Bureau, this elderly population of Americans is expected to increase nearly 50% by 2050, increasing the economic burden of aging dramatically. Any success increasing longevity without treating underlying diseases of aging would only serve to increase this burden.

We believe that by creating medicines that target fundamental aging mechanisms, we can reduce the economic, personal, and societal burden of aging and enhance quality of life.

Targeting Cellular Senescence and Other Biologies of Aging

We believe that the accumulation of senescent cells is a fundamental mechanism of aging and a driver of many common diseases of aging. Cellular senescence is a natural biological state in which a cell permanently halts division. These cells are referred to as senescent. Senescent cells accumulate with age, secreting large quantities of more than 100 proteins, including inflammatory factors, proteases, fibrotic factors, and growth factors, that disturb the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to its effects on tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that culminates in the formation of the functionally aged and/or diseased tissue that underlies a variety of age-related diseases.

We are developing senolytic medicines to eliminate senescent cells and thereby lower the production of the SASP, which we believe addresses a root cause of age-related diseases. Many existing therapeutics, such as antibodies, target single SASP factors, but fail to remove the cells that continually produce these factors. By stopping the production of the SASP at it source, we believe senolytic medicines could have a more durable impact by slowing, halting, or reversing particular diseases of aging, and shift the treatment paradigm from chronic to intermittent dosing. Less frequent dosing may also improve drug tolerability and patient adherence.

While our primary focus is on programs targeting cellular senescence, we are exploring other biologies of aging that may have a major impact on diseases of aging. For instance, we have a preclinical program targeting Tie2 signaling in the eye. Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. We also have a preclinical program based on α-Klotho, a protein that has been implicated in human cognition and may provide benefits in age-related cognitive dysfunctions.

Our Pipeline

We are developing a portfolio of programs targeting specific biological mechanisms implicated in diseases of aging. Our core therapeutic approach targets cellular senescence, and we are currently advancing senolytic programs in ophthalmologic and neurologic disorders. Our clinical development strategy is to focus initially on the development of senolytic medicines designed to be administered locally into diseased tissue. After demonstrating efficacy in indications amenable to localized therapy, we plan to pursue the development of senolytic medicines that could be administered systemically to treat additional diseases of aging. In addition to our efforts to eliminate senescent cells, we are also advancing other programs based on other biologies of aging including an agonistic antibody to the Tie2 receptor to treat vascular eye disease and α-Klotho hormone to treat cognitive disorders.

Our current pipeline of programs is illustrated below:

Figure 1: UNITY pipeline as of January 2021

Ophthalmology Program

UBX1325 is our most advanced lead drug candidate for age-related diseases of the eye, including age-related macular degeneration, or AMD, diabetic macular edema, or DME, and diabetic retinopathy. UBX1967 is our back-up compound to UBX1325. Both of these drug candidates are potent small molecule inhibitors of Bcl-xL, a member of the Bcl-2 family of apoptosis regulating proteins, each of which have shown distinct tissue residence time profiles in preclinical studies. UBX1325 and UBX1967 are designed to inhibit the function of proteins that senescent cells rely on for survival. In our preclinical studies, we have demonstrated that targeting Bcl-xL with UBX1325 and UBX1967 preferentially eliminated senescent cells from diseased tissue while sparing cells in healthy tissue. In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1 study of UBX1325. We initiated a Phase 1 clinical study of UBX1325 in patients with DME and AMD. The first patient was dosed in October 2020 and we expect to obtain initial results from this study in the first half of 2021.

Under our current amended license agreement with Ascentage Pharma Group Corp. Limited, or Ascentage, we have, among other things, exclusive worldwide development and commercialization rights and non-exclusive manufacturing rights to UBX1325 outside of Greater China (China, Hong Kong, Macau and Taiwan) in all non-oncology indications.  Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1325 through a joint venture with Ascentage. See “—Licenses and Collaborations.”

UBX2050 is our investigational, fully human anti-Tie2 agonist monoclonal antibody, which we are developing for the treatment of age-related eye diseases.  UBX2050 is derived from an asset that was acquired from Achaogen, Inc. in June 2020 through an Asset Purchase Agreement. UBX2050 was selected based on its potential to activate the Tie2 receptor in vitro and has demonstrated encouraging activity in preclinical models of ocular disease. We anticipate that IND-enabling activities will commence in the second half of 2021.

Neurology Program

UBX2089, or α-Klotho hormone drug candidate, is a circulating hormone primarily produced in the kidneys and choroid plexus of the brain, which we are researching for multiple neurology indications. Human genetic evidence links α-Klotho to cognitive function, and we have observed pro-cognitive activity of recombinant α-Klotho in multiple preclinical rodent and non-human primate models. We are investigating the effect of UBX2089 on engaging CNS circuits in preclinical animal models with the intent of advancement to clinical studies.

We believe cellular senescence may play a fundamental role in neurodegeneration. Multiple lines of evidence suggest that senescent cells accumulate in the nervous system during normal aging and neurodegenerative diseases such as Alzheimer’s, Parkinson’s and Amyotrophic Lateral Sclerosis. Several third-party preclinical proof of concept studies in mouse models of aging and neurodegeneration have provided preliminary evidence that the removal of senescent cells via senolytic drugs or genetic methods have the potential to improve brain function. We are currently pursuing our lead senolytic targets in multiple neurology indications.

Our Strategy

Our goal is to develop transformative therapies for diseases of aging. We plan to achieve this goal by targeting the fundamental biology of aging to slow, halt, or reverse specific diseases of aging. Our primary approach is to target cellular senescence by developing senolytic medicines. In addition, we dedicate resources and effort to better understanding fundamental aging mechanisms and translating these insights into human medicines. This pioneering work has been supported by valuable collaborations with leading academics. By investing early in the science of aging, we believe we are positioned to translate the field of aging biology from fundamental scientific insights to the development and commercialization of medicines. Our core strategies to achieve this objective include:

•

Demonstrating in our clinical studies that local treatment with senolytic medicines can alter the course of age-related diseases.    We believe that local treatment with senolytic medicines has the potential to slow, halt, or reverse aspects of aging. If we prove this concept in a localized setting, we will be well-positioned to expand upon that success with additional applications.

•

Continuing research into the development of systemic senolytic medicines.    We believe that harnessing the full potential of senolysis, or the selective elimination of senescent cells, to alter many diseases of aging will require systemic senolytic medicines. We are exploring the development of systemic senolytic medicines using multiple modalities, including small molecules, antisense oligonucleotides, and biologics.

•

Targeting aging mechanisms beyond cellular senescence.    While senolysis has been shown to affect the course of multiple diseases of aging, we believe achieving our broader goal of slowing, halting, or reversing specific diseases of aging will require intervention in additional aging mechanisms beyond cellular senescence. We will continue to conduct fundamental research into these other aging mechanisms, including the use of a Tie2 receptor agonist in eye diseases and α-Klotho hormone in cognitive disorders. We will also continue to partner with the most forward-thinking aging researchers in the world to foster a collaborative environment to bring their insights, innovation, and technologies into our powerful research and drug development infrastructure.

•

Leveraging our core science and biotechnology experience.    We strive to attract, retain, and incentivize a unique team with significant strengths and experience in basic science, biotechnology, medicinal chemistry, and clinical development. Over the last ten years, our team has identified mechanisms that can selectively eliminate senescent cells, created potent senolytic molecules, and developed proprietary animal models to monitor senescent cell clearance. We have developed significant insight into the relationship between the accumulation of senescent cells and human disease. Further, our management team has extensive biotechnology and pharmaceutical experience and has played a leadership role in the creation of numerous FDA-approved medicines.

•

Opportunistically expanding our product portfolio.    Our internal research has identified multiple biological pathways that are potential targets for diseases of aging. We will search for opportunities to in-license novel medicines and technology platforms that we can rapidly advance into clinical development. We expect that our current leadership in the field of cellular senescence biology will serve as a foundation for us to develop numerous products to treat human disease.

•

Continuing to build a robust and defensible patent portfolio.    We are an innovative biotechnology company focused on developing novel insights into the biology of diseases of aging. Our current patent portfolio consists, on a worldwide basis, of more than 150 patents and pending applications in the United States and in foreign jurisdictions.  This includes 43 issued and allowed U.S. patents and patent applications and 32 granted and allowed foreign patents and applications respectively.  We intend to continue to aggressively develop, file, and pursue additional patent protection for our innovative technologies and products.

Our Approach to Slowing, Halting, or Reversing Diseases of Aging

Targeting Cellular Senescence

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

Figure 2: Illustration of induction of the senescent state and secretion of factors that can damage the microenvironment

How Senescent Cells Drive Diseases of Aging

Once cells become senescent, they begin secreting large quantities of proteins, including pro-inflammatory factors that recruit the immune system, proteases that remodel the extra-cellular matrix, pro-fibrotic factors that drive the formation of dysfunctional matrix, and growth factors that perturb the function of the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to affecting normal tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that ultimately culminates in the formation of a functionally aged and/or diseased tissue that underlies a variety of age-related diseases.

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

SENOLYTIC Tx TRIGGERS ELIMINATION
ACCUMULATION OF SnCs
SnCs, INFLAMMATION, TISSUE DYSFUNCTION
CLEARANCE OF SnCs WITH SENOLYTIC Tx
REGENERATION AND RESTORATION OF FUNCTION
DISEASED TISSUE
FUNCTIONAL TISSUE

Figure 3: Illustration of the senolytic therapeutic hypothesis

In developing this approach, we have acquired significant expertise with respect to senescent cell survival pathways, which are the signaling systems that senescent cells rely on for survival. When these pathways are targeted with specifically designed molecules, senescent cells undergo programmed cell death. Through our research, we have identified several of these mechanistically distinct survival pathways, which differ depending on cell type and the tissue in which the senescent cells reside.

Advantages of Our Approach

We believe that senolytic medicines that selectively eliminate senescent cells from diseased tissues may have several advantages over other efforts to treat diseases of aging:

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

•

Senolytic medicines can be dosed intermittently.    The administration of senolytic medicines would remove senescent cells from diseased tissue. As new senescent cells may take months or perhaps years to re-

accumulate, senolytic medicines could potentially be dosed infrequently. Intermittent dosing may also improve drug tolerability and patient adherence when compared to chronic therapies.
•

Senolytic medicines restore tissues to a healthy state.    We believe senescent cells generally do not accumulate in young individuals and that the accumulation of senescent cells in older individuals interferes with normal tissue function. Our goal for the administration of senolytic medicines is to restore tissue to a functionally younger state.

Our Discovery and Development Strategy

We believe that each of our senolytic programs has the potential to address a root cause of an age-related disease. Our clinical development strategy is initially to develop senolytic medicines designed to be administered locally into diseased tissue, which reduces systemic toxicological risks by limiting drug exposure primarily to the treated tissue. Our initial focus is on ophthalmologic and neurologic diseases. After demonstrating safety and efficacy in indications amenable to localized therapy, we plan to pursue the development of senolytic medicines that could be administered systemically, initially acting on specific tissues for which direct local administration is challenging. Ultimately, we envision the potential for systemic administration of senolytic medicines to selectively eliminate senescent cells throughout the body to treat diseases of aging that are not amenable to local treatment, such as liver and kidney disease.

In addition to developing therapeutics to target senescent cells, we are also exploring other mechanisms that contribute to diseases of aging. These drug discovery programs include a Tie2 receptor agonistic antibody designed to treat eye disease and α-Klotho hormone to treat cognitive disorders.

Our Programs

Ophthalmology Programs Targeting Cellular Senescence

Unmet Need and Therapeutic Rationale

The majority of significant eye diseases are age-related, with the prevalence of vision-threatening disease increasing significantly over the age of 75. Of the 285 million individuals worldwide living with visual impairment, 65% are over the age of 50. The individual diseases that are associated with these figures include age-related macular degeneration, diabetic macular edema, and diabetic eye diseases, all of which have a high prevalence and significant unmet need in either prevention or therapeutic options. The diseases we are evaluating as initial target indications for local administration of senolytic therapy in the eye are age-related macular degeneration, diabetic macular edema, and diabetic retinopathy.

Diabetic Macular Edema

Diabetic macular edema is a condition in which the metabolic abnormalities associated with diabetes, including high levels of blood glucose, or hyperglycemia, damage blood vessels in the central portion of the retina, or the macula, causing those vessels to leak fluid. The leaking fluid leads to swelling and subsequently to abnormalities of vision. The prevalence of diabetic macular edema, or DME, in the United States ranges from approximately 4.0% to 6.8% of people with diabetes who are 40 years of age or older. In 2019, it was estimated that more than 20 million people worldwide are affected by DME. There is a high burden of DME among non-Hispanic blacks and robust associations with higher hemoglobin A1c and longer duration of underlying diabetes.

Despite the success achieved with anti-VEGF treatment for retinal disease like AMD that involve the proliferation of abnormal blood vessels, or neovascularization, the impact of such treatment in DME has been more limited. This is due to the challenging nature of the therapeutic regimen (which entails monthly and or bimonthly IVT injections for up to two years), the number of cases that are refractory to anti-VEGF treatment (approximately 50% of DME patients), and the long-term complications of increased ischemia and retinal fibrosis associated with long-term treatment with anti-VEGF injections. As a result, there is an unmet need in this group of patients.

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

Age-Related Macular Degeneration

Age-related macular degeneration, or AMD, is the leading cause of irreversible vision loss in developed countries, particularly in people older than 60 years. In 2014, it was projected that by 2020 the number of people worldwide with AMD would be 196 million and could increase to 288 million by 2040. The prevalence of AMD increases significantly with advancing age, with a prevalence rate of 1.63% in those aged 65 to 69 years which increases to 11.73% in those aged 80 years or older. AMD affects central vision, impairing functions such as reading, driving, and facial recognition, and has a major impact on quality of life and the ability to live independently. AMD is defined in three stages: (i) “early,” in which visual function is affected in the presence of signs of age-related changes in the retina such as drusen and pigmentary changes; (ii) “intermediate,” in which increasing degrees of macular lipid deposition and structural changes are noted; and (iii) “late,” in which central vision is compromised due to abnormal blood vessel growth (known as “wet” AMD) or advanced atrophy of the retina (known as “dry” AMD). AMD is a heterogenous, complex, multifactorial disease, with inflammatory, degenerative, genetic, and vascular factors all contributing to its development and progression. The potential role of senescent cells and the associated SASP in driving the two main presentations of the disease, both wet and dry forms, could prove a unifying mechanism across this complex disorder.

Current standard of care for AMD is the administration of anti-vascular endothelial growth factor, or anti-VEGF, antibody drugs which control aspects of the wet form of the disease only. The development of therapeutic options for dry AMD has proven to be challenging and currently there are no approved therapies available to halt progression or reverse disease. And while wet AMD has been significantly impacted by anti-VEGF therapy, that approach is limited by the need for frequent eye injections over a long period of time, a significant percentage of patients not completing or being non-responsive or poorly-responsive to anti-VEGF therapy, and the contribution of multiple other mechanisms at play in the disease beyond VEGF. Thus, there is considerable potential for a senolytic approach to impact disease progression and achieve stabilization in AMD via modulation of senescent cell burden and the accompanying SASP. SASP factors in AMD include molecules that promote abnormal blood vessel growth, inflammation, and fibrosis, all of which have been implicated in various stages of the disease. We believe that a senolytic medicine could have a meaningful and prolonged impact on the AMD disease state and help restore the cellular microenvironment to a more normal, pre-senescent state.

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

Diabetic retinopathy is a complex multifactorial disease, characterized by progression through a series of stages of increasing severity. The metabolic abnormalities associated with diabetes incite a variety of inflammatory and metabolic stress-induced events which leads to proliferation of new blood vessels and subsequent bleeding and swelling, which in turn causes scarring and vision loss or may lead to blood vessel occlusion, limiting blood flow and leading to damage to the retinal photoreceptors and nerves supplied by those vessels. The risk of developing diabetic retinopathy and its severity increase with the duration of underlying diabetes. It is also associated with poor glycemic control and the presence of additional coexistent diseases, such as high blood pressure, high cholesterol levels, and impaired kidney function.

Current standard of care for diabetic retinopathy, which includes blood sugar control, anti-VEGF drugs, steroid injections, and laser therapy, is modestly effective. The limitations of existing therapy include general challenges with achieving diabetes control, the need for frequent intravitreal injections for the administration of anti-VEGF therapy, a significant percentage of patients not completing or being non-responsive to anti-VEGF therapy, and tissue destruction with permanent side effects from laser therapy. This presents a significant opportunity to design and develop a treatment paradigm, such as senolysis, that treats a root cause of the disease.

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

Evidence for Senescence Burden in Human Disease and Human Biomarker Discovery: AMD, DR and DME

We evaluated the presence of senescent cells by IHC staining for p16 in post-mortem retinal donor tissue from individuals who carried a pre-mortem diagnosis of AMD, DR/DME, or neither. We believe the resulting data support our hypothesis that the accumulation of senescent cells is linked to AMD and DR/DME.  Quantification of IHC images indicated a significant increase in senescent cell burden (as measured by p16+ cells) in both AMD and DR patient globes (Figure 4).

Figure 4: Quantification of senescent cell burden in AMD and DR/DME

We also compared the presence of senescence in human retinal microvascular endothelial cells, or HRMEC, versus retinal donor tissue from human DME/DR patients by evaluating the gene expression of several disease-relevant factors. Quantitative polymerase chain reaction, or qPCR, demonstrated elevations in the SASP factors VEGF, PDGF, IL1B, and TNF in senescent HRMEC, relative to non-senescent cells. These disease-relevant mediators have been reported to be elevated in DME/DR patients. We believe this data is consistent with our hypothesis that senescent cell accumulation and SASP factors play a central role in both DME and DR.

Mechanism of Action of UBX1325 and UBX1967 (Inhibitors of the Bcl-2 Family)

UBX1325, our lead drug candidate, and UBX1967, our back-up compound, in our ophthalmology program, are potent small molecule inhibitors of specific members of the Bcl-2 family of apoptosis regulating proteins. The B-cell lymphoma 2, or Bcl-2, gene family encodes more than 20 proteins that regulate the intrinsic apoptosis pathway and are fundamental to the balance between cell survival and cell death. Inhibition of certain Bcl-2 family proteins results in cell death in certain cell types. Targeting this pathway has been studied extensively in connection with the search for new oncology medicines.

In Vitro and In Vivo Pharmacology Studies with UBX1325

We conducted an in vitro assessment of binding and efficacy of UBX1325 to determine both its potency for the Bcl-2 family protein targets and its potency at eliminating senescent cells. Biochemical assays for Bcl-2, Bcl-xL, and Bcl-w yielded binding affinities in the sub-nanomolar range. UBX1325 is a phosphate pro-drug that releases the active parent molecule known as UBX0601.  In order to assess the activity of UBX0601 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were exposed to increasing concentrations of UBX0601 for 72 hours. In this study, UBX0601 showed potent, concentration-dependent senolytic activity against human foetal lung cells, or IMR90, primary human umbilical vein endothelial cells, or HUVEC, and HRMEC as measured by reduction of senescent cell survival. UBX0601 also demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in the non-senescent HRMEC (Figure 5).

HRMEC SnX
100
50
0
% Viability
-10
-8
-6
-4
log [UBX0601(M)]
SnC
NSnC

Figure 5: Concentration- dependent induction of apoptosis in HRMEC cells by UBX0601 in vitro

We next studied the effects of UBX1325 in the retina in an in vivo model. We employed the mouse oxygen-induced retinopathy, or OIR, model, which provides an in vivo model of retinopathy of prematurity, or ROP, and DR. In this model, UBX1325 demonstrated a statistically significant improvement in the degree of retinal neovascularization (Figure 6).

Figure 6: Intravitreal injection of UBX1325 reduced retinal neovascularization in the mouse OIR model

Based on these results in this key OIR model, we believe a single ocular injection of UBX1325 has the potential to functionally inhibit neovascularization and promote vascular repair. We believe the efficacy of UBX1325 in this OIR model is due to elimination of senescent cells and accompanying SASP that propagates senescence in retinal cells and promotes neovascularization of retinal vessels.

We then studied the in vivo efficacy of UBX1325 in a streptozotocin-induced diabetic mouse, or STZ, model to understand its effects in a diabetic retina, which shows phenotypes similar to the human diseased condition. In this STZ model, UBX1325 demonstrated a significant reduction in vascular leakage as measured by Evans Blue dye permeation (Figure 7A). UBX1325 also demonstrated an improvement in the electroretinogram, or ERG, as a measure of retinal/photoreceptor function (Figure 7B). At a dose of 200 pmol delivered per eye, UBX1325 led to significant increase in the amplitude of both the A- and B-waves (p<0.01 and p<0.0001, respectively) of the ERG when compared to the vehicle control group.  Lastly, the expression of several disease-relevant cytokines were elevated in the diabetic retina, but attenuation of those factors was not observed after administration of UBX1325.

A-wave amplitude: week 10
Amplitude (μV)
400
350
300
250
200
150
100
50
0
-4
-3
-2
-1
0
1
2
Flash Intensity (log cd.s/m2)
Non-diabetic control
UBX1325 2 pmol
UBX1325 20 pmol
UBX1325 200 pmol **
Vehicle control ††††

††††p<0.0001 v. Non-diabetic control by 2-way ANOVA
**p<0.01 v. Vehicle control by 2-way ANOVA with Dunnett's multiple comparison test

Figure 7:  Streptozotocin-induced diabetic mice have increased retinal vascular leakage (7A) and decreased A-wave amplitude in ERG (7B).  Administration of UBX1325 attenuated each of these disease-relevant endpoints.

Non-clinical toxicology studies of UBX1325, as well as its manufacturing and associated testing, have been completed to support the evaluation of the safety, tolerability, and pharmacokinetics of this molecule in a Phase 1 clinical study.

In vitro and in vivo Pharmacology Studies with UBX1967

We conducted an in vitro assessment of binding and efficacy of UBX1967 to determine both its potency for the Bcl-2 family protein targets and its potency at eliminating senescent cells. In order to assess the activity of UBX1967 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were exposed to increasing concentrations of UBX1967 for 72 hours. In this study, UBX1967 showed potent, dose-dependent senolytic activity against IMR90 and HRMEC as measured by reduction of senescent cell survival. UBX1967 also demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in the non-senescent HRMEC (Figure 8).

HRMEC SnX
% Viability
100
75
50
25
0
-10
-8
-6
-4
log [UBX1967(M)]
SnC
NSnC

Figure 8: Concentration- dependent induction of apoptosis in HRMEC cells by UBX1967

We next studied the effects of an intravitreal injection of UBX1967 in mice in the OIR model, which provides an in vivo model of ROP and DR. In this model, UBX1967 demonstrated a statistically significant improvement in the degree of neovascularization of the retina at all dose levels (Figure 9).

Figure 9: Intravitreal injection of UBX1967 reduced retinal neovascularization in the mouse OIR model

Based on the results in this key OIR model, we believe a single ocular injection of UBX1967 has the potential to functionally inhibit pathogenic angiogenesis and promote vascular repair (Figure 10). We believe the efficacy of UBX1967 in the OIR model is due to elimination of senescent cells and accompanying SASP that propagates senescence in retinal cells and promotes neovascularization of retinal vessels.

Figure 10: Representative images from mouse OIR illustrate the reduction in neovascularization and vaso-obliteration after treatment with UBX1967

We then studied in vivo efficacy of UBX1967 in the STZ mouse model to understand its effects in a diabetic retina. In this model, UBX1967 demonstrated a reduction in vascular leakage as measured by Evans Blue dye permeation. Intravitreal administration of UBX1967 significantly reversed leakage in the DMSO-based formulation (p<0.01) and demonstrated dose-dependent reversal in the PS-80-based formulation, although not statistically significant. UBX1967 also demonstrated an improvement in the ERG at all doses. At dose levels of between 2 – 200pmol delivered per eye, UBX1967 led to significant increase in the amplitude of both the A- and B-waves (p<0.001 and p<0.0001, respectively) of the ERG when compared to the vehicle control group.  The ERG amplitudes of UBX1967-treated groups were not significantly different from the non-diabetic control animals.

Finally, UBX1967 demonstrated a dose dependent reduction in the expression of several disease-relevant cytokines, namely IL1B (2 – 200pmol) and TNF mRNA (p<0.05 v. vehicle control) in the diabetic retina.

A-wave amplitude: week 10
Amplitude (µV)
350
300
250
200
150
100
50
0
-4
-3
-2
-1
0
1
2
Flash Intensity (log cd.s/m2)
Non-diabetic control
UBX1967 2 pmol ***
UBX1967 20 pmol ***
UBX1967 200 pmol ****
Vehicle control ††††

††††p<0.0001 v. Non-diabetic control by 2-way ANOVA

***p<0.001, ****p<0.0001 v. Vehicle control by 2-way ANOVA with Dunnett's multiple comparison test

IL1B
†
*
*
-6
-4
-2
0
2
relative expression
mRNA (-log2)
Non-
diabetic
Vehicle
2 pmol
20 pmol
200 pmol
UBX1967

†p<0.05 v. Non-diabetic control by two-tailed t-test;

*p<0.05 v. Vehicle; one-way ANOVA, with Dunnett's multiple comparison test

Figure 11:  Streptozotocin-induced diabetic mice have increased retinal vascular leakage (top left), decreased A-wave amplitude in ERG (top right), and increased cytokine expression (lower panel).  Administration of UBX1967 attenuated each of these disease-relevant endpoints.

We are in the final phases of IND-enabling non-clinical toxicology studies of UBX1967 to evaluate its safety and tolerability.  Manufacturing and testing of UBX1967 to support the initiation of clinical studies of UBX1967 is nearing completion.

Ophthalmology Development Plan for UBX1325

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1 study of UBX1325 in patients with DME or AMD. We initiated a Phase 1 clinical study of UBX1325 and dosed the first patient in October 2020. The Phase 1, first-in-human, open-label, single-ascending dose study is designed to evaluate the safety, tolerability, and pharmacokinetics of UBX1325 in patients with DME or AMD. The trial is designed to enroll approximately 21 patients, with initial safety and tolerability data expected in the first half of 2021. We also anticipate initiating a Phase 2a proof of concept study in the first half of 2021, with preliminary results expected in the first half of 2022.

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

Ophthalmology Program Targeting Tie2 Signaling

The angiopoietin-Tie2 signaling axis is believed to play a fundamental role in vascular biology. Dysregulation of the expression of Tie2-regulating ligands angiopoietin-2 (a context dependent Tie2 antagonist ligand) and angiopoietin-1 (a Tie2 agonist ligand) has been observed in the vitreous of patients with DME, AMD, and other ocular diseases. We believe that a highly specific and potent Tie2-activating antibody will restore Tie2 signaling in ocular tissues, potentially leading to decreased vascular leak, lower levels of pathogenic angiogenesis, and a restoration of healthy blood vessels in ischemic areas of the eye. UBX2050 is an investigational Tie2-specific agonist monoclonal antibody that was selected based on its optimal binding and functional properties observed in in vitro assays. In primary human endothelial cells (HUVECs), UBX2050 treatment activated Tie2 as measured by increased levels of cellular phospho-Tie2, and potently activated downstream signal transduction pathways as measured by increased levels of phospho-Akt and phospho-Erk1/2 by western blotting (Figure 12).

Figure 12. Anti-Tie2 agonist antibody Tie2-3 (UBX2050) activated Tie2 signaling with a potency comparable to angiopoietin-1 in primary endothelial cells in vitro.

The in vivo activity of UBX2050 has been explored in a laser-induced choroidal neovascularization model in mice. In this model, UBX2050 was administered to mice via the intraperitoneal route at a dose of 10 mg/kg, one day prior to laser-induced rupture of Bruch’s membrane. UBX2050 treatment, but not treatment with a non-specific isotype control antibody, significantly inhibited the area of choroidal neovascularization nine days post-injury as measured in retina/choroid flat mounts from treated animals (Figure 13). Based on this data, we believe UBX2050 has the potential to address pathogenic angiogenesis in the eyes of patients with ocular diseases such as AMD and DME.

Figure 13. UBX2050 treatment significantly inhibited choroidal neovascularization in a laser-induced injury model in mice.

Additional preclinical studies exploring the activity and tolerability of UBX2050 are ongoing to support the initiation of IND-enabling activities in the second half of 2021.

Neurology Program Targeting Cognition

α-Klotho Hormone

We are also evaluating the administration of α-Klotho hormone for the potential treatment of diseases of aging.  First discovered in 1997, the klotho gene was identified in mice as an “aging-suppressor” that accelerates aging when disrupted and extends lifespan when overexpressed. The α-Klotho hormone is a circulating hormone primarily produced in the kidneys and choroid plexus of the brain and was recently discovered to delay and suppress the deleterious effects of aging on multiple organs, including the brain. Circulating levels of α-Klotho hormone gradually decline with age and are implicated in chronic stress, cognitive impairment, and neurodegenerative disease.

A small percentage of the population possesses naturally elevated α-Klotho levels as a result of the α-Klotho-VS heterozygous genetic variation. α-Klotho-VS heterozygosity is associated with enhanced cognition, and less age-related cognitive decline. Elevated α-Klotho levels are also associated with greater dorsolateral prefrontal cortex volume and improved connectivity between cortical regions, which in turn correlates with better executive function in normal aging humans. As this brain region is especially susceptible to shrinkage with age and vulnerable in several psychiatric and neurological disorders, its protection may provide clinical benefit in both normal aging and disease.

In 2014, Dena Dubal, of the University of California, San Francisco, and one of our former scientific collaborators, first observed that genetically elevated α-Klotho levels significantly enhanced cognitive performance and neural resilience independent of age in normal and human amyloid precursor protein mouse models of neurodegenerative disease related to Alzheimer’s Disease. α-Klotho is hypothesized to optimize synaptic neurotransmission of NMDA receptors in the brain, potentially combatting the cognitive and synaptic deficits, despite high levels of pathogenic Ab, tau, and phosphorylated tau proteins associated with Alzheimer’s Disease.

We have observed therapeutic activity, pharmacokinetics, and pharmacodynamics of recombinant α-Klotho in multiple preclinical rodent and non-human primate models of neurodegenerative and neuropsychiatric disease. Activity of UBX2089, our α-Klotho drug candidate, continues to be explored in preclinical animal models of cognition and neurological function, with the intention of advancing a drug candidate to human studies.

Neurology Program Targeting Senescent Cells in Neurodegenerative Disease

We believe cellular senescence may play a fundamental role in neurodegeneration. Multiple lines of evidence suggest that senescent cells accumulate in the nervous system during normal aging and neurodegenerative disease. While the brain is composed of a diversity of post-mitotic (e.g. neurons) and proliferative (e.g. astrocytes, microglia, oligodendrocytes, endothelial cells, pericytes, neural progenitor cells, etc.) cells, glia appear to be uniquely prone to enter a senescent state. Interestingly, neurons do not readily express canonical markers of senescence, perhaps due to their terminally differentiated state. In the human cortex, a significant increase in p16 positive astrocytes has been observed in advanced age (78-90 years) relative to middle age (35-50 years) individuals. Cellular senescence has also been shown to be a hallmark of multiple neurodegenerative diseases. The appearance of senescent cells precedes the formation of neurofibrillary tangles and phosphorylated tau in the cortex of both human Alzheimer’s Disease and the mouse P301S MAPT tauopathy/FTD model, suggesting that cellular senescence may be an early driver of disease pathophysiology. In Parkinson’s Disease, elevated levels of p16 and several SASP factors have been detected in the human substantia nigra pars compacta, providing further evidence that astrocytes are prone to a senescent phenotype. Senescent astrocytes expressing elevated levels of p16, p21, and IL6 have also been detected in the human Amyotrophic Lateral Sclerosis brain and spinal cord.

Several preclinical third-party proof of concept studies in mouse models of aging and neurodegeneration have provided preliminary evidence that the removal of senescent cells via senolytic drugs or genetic methods can improve brain function. These early proof of concept studies provide encouraging evidence that senolysis can ameliorate the pathophysiology associated with neurodegeneration.  We are focused on further development of our neurobiology platform, including studying human brain samples to elucidate the role of senescence in neurodegeneration pathophysiology and advanced preclinical screening and testing systems. We are currently pursuing our lead senolytic targets in multiple neurology indications.

Other Programs Targeting Diseases of Aging

We have secured a leading position in the discovery and development of senolytic medicines through our commitment to fundamental biological research and translational science. We have partnered with key academics and thought leaders to pursue areas of emerging aging science. We continue to recruit top-tier scientists with the desire and drive to understand, uncover, and invent. We invest a significant proportion of our resources and effort in emerging fields of aging science in order to transition fundamental scientific observations to the design and development of new therapeutics. We believe that we have built the internal research capabilities and scientific network to continue to be at the forefront of slowing, halting, or reversing diseases of aging.

In addition to our discovery and development of locally administered senolytic medicines, we are investigating the systemic administration of senolytic medicines for the treatment of senescent cell-driven disease within specific organs, tissues, and cell types that are not amenable to local treatment. Our first approach to systemic administration is to create a senolytic medicine that is designed to target a specific organ or even specific tissue within that organ. Such a senolytic medicine would selectively eliminate senescent cells within a tissue and reduce the SASP within that tissue. In considering therapeutic areas with unmet need and where there is strong evidence for the role of senescent cells driving disease, we are evaluating liver and kidney disease, as well as other indications.

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

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing, drug product manufacturing, and drug product labeling, packaging, and storage. We currently operate under purchase order programs for our drug candidates with Material Service Agreements in place, and we intend to establish long-term supply agreements in the future. We believe our current manufacturers have the scale, the systems, and the experience to supply all planned clinical studies.

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

Should any of our drug candidates move into pivotal clinical trials intended to support an application for market authorization, we intend to develop a plan to commercialize them in the United States and other key markets, through an internal infrastructure or external partnerships.

Competition

The biotechnology and pharmaceutical industries, including the field of research in aging, are typically rife with rapid technological developments, bold competition, and dependence on intellectual property. Like any biotechnology company, we face competition from multiple sources, including large or established pharmaceutical, biotechnology, and wellness companies, academic research institutions, government agencies, and private institutions. We believe our drug candidates will prevail amid the competitive landscape through their efficacy, safety, administration methods and convenience, cost, public and institutional demand, intellectual property portfolio, and treatment of the root cause of many diseases of aging.

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways, including several large pharmaceutical companies that have exploratory programs as well as a number of earlier-stage companies. Most of these companies are either in early stages of discovery research in senescence or have not yet disclosed pipeline candidates or mechanisms of interest, and those companies that have disclosed pipeline candidates are targeting other pathways. Hence, we believe that we currently have the most advanced program addressing cellular senescence.

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

•

Cognitive diseases, including those resulting from neurodegenerative disorders such as Parkinson’s Disease or Alzheimer’s Disease, or from mood disorders such as schizophrenia, or depression. Drugs to slow cognitive decline in Alzheimer’s Disease are limited to acetylcholinesterase inhibitors (e.g., donepezil) and memantine, the action of which is poorly defined. In both cases, the overall treatment effect is low so that the medical need in remains exceedingly high. For the cognitive impact of Parkinson’s Disease and mood disorders, there are no approved therapies currently available.

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

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications that relate to our proprietary technologies, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, know-how, continuing technological innovation and licensing opportunities to develop and maintain our proprietary position.

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of a Tie2 receptor agonist or α-Klotho hormone. As of March 1, 2021, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 43 issued and allowed U.S. patents and applications and 32 granted and allowed foreign patents and applications, respectively.

In general, patents have a term of 20 years from the earliest claimed non-provisional priority date. The patent term may be extendible by up to five years in certain countries by means of patent term extension depending on the regulatory pathway and the remaining term upon marketing approval. Certain other patents and patent applications directed to our patent portfolio, if they were to issue, may have later expiration dates. Any pending U.S. provisional application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application.  If we do not timely file any non-provisional patent application, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application.

Ophthalmology Program

We have a license with Ascentage to two patent families of issued and pending composition of matter patents directed to specific Bcl-xL inhibitors including UBX0601, the active parent molecule of our lead drug candidate, UBX1325. This license grants us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1325 for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan).  Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1325 through a joint venture with Ascentage. Patents in these two patent families have been granted in the United States, Korea, New Zealand, South Africa, Australia, Canada, India, Singapore, Japan and Europe, and others are pending in China, India and Singapore. Patents that issue from these two patent families are expected to expire in 2032 and 2034, excluding any patent term adjustments or extensions.

Our license agreement with Ascentage also grants us the right to continue our preclinical development efforts with UBX1967 until the time we wish to submit an IND for UBX1967, at which point we would be required to either enter into a separate license agreement with Ascentage covering UBX1967, the terms of which would mirror the UBX1325 license agreement, or amend the existing license agreement to switch UBX1967 and UBX1325 such that UBX1967 becomes the licensed compound and UBX1325 reverts to the back-up compound.

We co-own a patent family encompassing the use of Bcl-2 and Bcl-xL inhibitors generally to treat various age-related eye diseases by targeting senescent cells (which also covers aspects of our neurology programs) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. To date, two U.S. patents have issued in this patent family which are directed to treating age related eye diseases, including age-related macular degeneration.  Other patent applications are pending in the United States, Australia, Canada, China, Europe, and Japan. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

We solely own a patent family covering the use of UBX1325 and UBX1967 to inhibit vaso-obliteration, inhibit pathogenic angiogenesis and improve retinal and choroidal leakage in the eye.  We have one issued U.S. patent that encompasses the use of UBX1967 to inhibit vaso-obliteration in the eye and a pending U.S. patent application encompassing the use of either UBX1325 or UBX1967 to inhibit pathogenic angiogenesis, retinal neovascularization, or vascular leak in the eye as a result of DR. Outside the United States, we have pending applications in Australia, Canada, China, Europe, Russia and Japan.  Future patents issued from this family would be expected to expire in 2038 excluding any patent term adjustments and patent term extensions.

We also solely own a patent family that specifically claims the composition of matter of UBX1325 and closely related compounds, as well as general methods of use of UBX1325.  Future patents issued from this family are expected to expire in 2039, excluding any patent term adjustments and patent term extensions.

We solely own a patent family that specifically covers the sequence, epitope, alternative antibody formats and use of UBX2050 not only for ophthalmic diseases, but also other indications.  Future patents issuing from this family are expected to expire in 2040, excluding any patent term adjustments and patent term extensions.

Neurology Program Targeting Cognition

We have an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of α-Klotho hormone for the development of human therapeutics to treat cognitive decline. As of March 1, 2021, our patent portfolio includes three issued U.S. patents, an issued patent in Australia and Japan, one pending patent application in each of the United States, Canada, Europe, Hong Kong, and India and two pending patent applications in China. Patents that issue from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions.

Neurology Program Targeting Senescent Cells in Neurodegenerative Disease

We co-own a patent family encompassing the use of Bcl-2/xL inhibitors generally to treat neurodegenerative diseases by targeting senescent cells (which also covers aspects of our ophthalmology program) with the Buck Institute and the Mayo Clinic.  We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. Currently, we co-own a pending U.S. patent application for the use of Bcl-xL inhibition to eliminate senescent cells to treat neurodegenerative disorders. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

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

We also protect our brand through procurement of trademark rights. As of March 1, 2021, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in both the United States, the European Union, or EU, and in Japan, as well as other foreign jurisdictions. The mark UNITY® is also registered in the United States and in the EU. In order to supplement protection of our brand, we have also registered several internet domain names.

Licenses and Collaborations

Description of Ascentage Agreements

In February 2016, we entered into several related agreements with Ascentage Pharma Group Corp. Limited, or Ascentage, which is headquartered in Suzhou, China and listed on the Hong Kong Stock Exchange. These agreements include: (i) a compound library and option agreement, which includes a template form of license agreement, (ii) a license agreement covering an initial compound, APG1252, and (iii) a research services agreement.  In January 2019, we entered into another license agreement granting us development and commercialization rights to UBX1967 and the right to continue preclinical development efforts with UBX1325, which is a phosphate pro-drug that releases the active parent molecule known as UBX0601, or the Original Bcl Agreement.  This Original Bcl Agreement was amended in the fourth quarter of 2019 to remove certain field and territory limitations and to amend the schedule of licensed patents related to UBX1967, and then amended again in the first quarter of 2020 to further amend and restate the schedule of licensed patents.  This Original Bcl Agreement was amended a third time in June 2020 to switch the status of UBX1967 from Licensed Compound to back-up compound, and conversely the status of UBX1325 from back-up to Licensed Compound.

Library Agreement and License Template

The compound library and option agreement, or library agreement, gives us access to Ascentage’s existing collection of Bcl-2/xL inhibitor compounds, as well as any additional Bcl-2/xL inhibitor compounds developed during the term of the library agreement, in order to screen such compounds for senolytic activity. The library agreement permits us to nominate up to 15 such compounds at any given time for further evaluation and subsequently to select up to five of such selected compounds for preclinical development and an additional five as back-up compounds. Prior to commencing IND-enabling toxicology studies on an Ascentage compound of interest, we must formally designate the compound as a development candidate under the library agreement and enter into a separate license agreement with Ascentage covering that compound on the terms set forth in the template form of license agreement. The library agreement includes exclusivity provisions that (i) prohibit us from developing Ascentage Bcl-2/xL compounds for oncology indications, (ii) prohibit Ascentage from researching or developing certain Bcl-2/xL compounds for non-oncology indications under any circumstances, and (iii) prohibit Ascentage from researching or developing certain other Bcl-2/xL compounds for a specified set of non-oncology indications under certain circumstances. The term of the library agreement is determined by a formula that is linked to the term of the research services agreement, and is expected to expire in February 2022. The library agreement may be terminated by either party due to the other party’s uncured material breach of the library agreement.

Under the terms of the template form of license agreement, Ascentage will grant us the following rights with respect to a selected Ascentage compound for all non-oncology indications: (i) exclusive worldwide development rights, and (ii) exclusive commercialization rights outside of Greater China (China, Hong Kong, Macau and Taiwan). Inside Greater China, we will be obligated to commercialize the licensed Ascentage compound through a joint venture with Ascentage. Ascentage will also have the right to manufacture at least 50% of our supply requirements of the licensed compound, provided they achieve and maintain certain manufacturing quality standards. We will be obligated to make certain milestone payments in the form of shares of our common stock, subject to the equity cap described below, and other milestone payments in in the form of cash, not to exceed $38.0 million per licensed product, based in each case, upon the achievement of certain clinical and commercial milestones. We will also be required to make low-single digit royalty payments on net sales of the licensed product under the agreement. Our royalty payment obligations will expire on a country-by-country basis and licensed product-by-licensed product basis upon the later to occur of (i) the expiration of the last valid claim of a licensed patent covering such licensed product in such country, (ii) the expiration of regulatory exclusivity for such licensed product in such country, and (iii) the tenth anniversary of the first commercial sale of such licensed product in any country. We have the right to credit certain royalty payments that we pay to third parties with respect to certain licensed products against our royalty obligation to Ascentage. Any license agreement may be terminated by either party due to the other party’s uncured material breach of the agreement.

Under the library agreement, we issued 133,334 shares of our common stock as an upfront license fee. Of such shares, 80% were issued to Ascentage and 20% were issued to the University of Michigan in satisfaction of Ascentage’s obligation to pay a related sublicense fee to the University of Michigan. In addition to the shares issued pursuant to the APG1252 license agreement described below, we will also be obligated to issue an additional 133,334 shares of our common stock as an upfront license fee to Ascentage and the University of Michigan for each of the next two license agreements. The aggregate number of shares of our common stock we could be required to issue to Ascentage and the University of Michigan pursuant to the library agreement, the APG1252 license agreement, and any additional license agreements we enter into pursuant to the library agreement is capped at (i) 933,337 shares of common stock in the event there is only one licensed product, and (ii) 1,333,338 shares of common stock in the event there are two or more licensed products, in each case to be issued based on our achievement of certain preclinical and clinical development and sales milestone events.

APG1252 License Agreement

In conjunction with the library agreement, we entered into our first license agreement with Ascentage, which granted us the right to develop and commercialize an Ascentage compound known as APG1252 on the template license terms described above, including up to $38.0 million of potential cash milestone payments and low-single digit royalties. Under the APG1252 license agreement, Ascentage retained the right to manufacture APG1252 compounds for use in our licensed products. In connection with the APG1252 license agreement, we issued 533,335 shares of our common stock as an upfront license fee to Ascentage and the University of Michigan, in the proportion described above. The APG1252 license agreement could be terminated by either party due to the other party’s uncured material breach of the APG1252 license agreement, and we could terminate for convenience on a licensed product-by-licensed product basis. On July 30, 2020, we notified Ascentage of our decision to terminate the APG1252 license agreement due to us prioritizing the progression of other compounds from the library agreement, such as UBX1325.

Research Agreement

In conjunction with the library agreement we also entered into a research services agreement with Ascentage under which we provided $0.5 million per year in funding to Ascentage for the further development of Bcl-2/xL inhibitor compounds, which we retain the right to access under the library agreement. The research agreement had a term of up to four years from the effective date of February 2, 2016, provided that the research agreement may have been terminated by us for convenience after the first year, by either party due to the other party’s uncured material breach, and by Ascentage if we failed to make the $0.5 million payment in any given year.  On February 2, 2020, this agreement expired by its terms and was not renewed.

UBX1967 License Agreement

In January 2019, we entered into our second license agreement, or Bcl license agreement, with Ascentage granting rights to UBX1967 (which Ascentage calls APG1197) on the template license terms described above, including up to $38.0 million of potential cash milestone payments and low-single digit royalties. Under the terms of this license agreement, Ascentage has granted us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 for all non-oncology indications outside of Greater China. Inside

Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage. The Bcl license agreement also grants us the right to continue our preclinical development efforts with another Ascentage-controlled Bcl-2/xL inhibitor compound.  In the event we wish to pursue clinical development of the additional compound as well as UBX1967, we will be required to enter into a separate license agreement with Ascentage on the template license terms described above. In connection with the Bcl license agreement, we issued 106,667 shares of common stock to Ascentage and 26,667 shares of common stock to the University of Michigan as an upfront license fee in the first quarter of 2019. The Bcl license agreement may be terminated by either party due to an uncured material breach of the agreement but the other party, and we may terminate for convenience on a licensed product-by-licensed product basis.  In November 2019, we entered into an amendment to the Bcl license agreement that removed certain field and territory limitations from a provision granting us exclusivity and amended the schedule of licensed patents to include certain additional patents relating to UBX1967. In January 2020, we entered into a second amendment to the Bcl license agreement which further amended and restated the schedule of licensed patents. In June 2020, we entered into a third amendment to the Bcl license agreement. Under the terms of the original Bcl license agreement, Ascentage granted us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 as well as the right to continue our preclinical development efforts with another Ascentage-controlled Bcl inhibitor compound, known as UBX1325, that served as a back-up compound to UBX1967. Under the terms of the third amendment to the Bcl license agreement, the status of UBX1967 and UBX1325 were switched such that UBX1325 became the licensed compound and UBX1967 became the back-up compound under the Bcl license agreement. As a result of the first patient dosed in the UBX1325 study in the fourth quarter of 2020, we triggered, under the Bcl license agreement, a milestone payment of $1.0 million, which we elected to settle in shares of our common stock to Ascentage Pharma.

Additional License Agreements

We are party to three additional license agreements that support our senescence-related patent portfolio. These agreements are with The John Hopkins University, or JHU, an entity affiliated with the Mayo Clinic, or Mayo, and the Buck Institute for Research on Aging, or Buck, and provide us with a worldwide, exclusive, sublicensable license under those counter-parties’ rights to a patent family that is co-owned by JHU, Buck, Mayo and us to develop and commercialize licensed products, including for the treatment of senescence-related diseases in therapeutic areas including osteoarthritis, ophthalmology, and neurological diseases.

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

Under our November 2016 license with JHU, which relates to patents that are relevant only to osteoarthritis indications, we may be obligated to make development and sales milestone payments to JHU in the form of equity (22,033 shares of our common stock) and cash (of up to $2.6 million in the aggregate), to pay JHU a low-single digit percentage of certain sublicensing revenue, and to pay JHU a running royalty payment of less than 1% on net sales, in all cases, with respect to licensed products for the treatment of osteoarthritis, which we refer to as Royalty Products. Our obligation to pay running royalties to JHU under the agreement is subject to a non-material minimum annual royalty, and may continue on a country-by-country basis until such time as neither the manufacture, sale, nor use of such Royalty Product would infringe a valid claim of a licensed patent in the applicable country. Our agreement with JHU continues on a country-by-country basis until the expiration of the last to expire licensed patent in such country (or until twenty years after the effective date if no licensed patent issues in such country). We may terminate the agreement for convenience (as a whole, with respect to a licensed product, or with respect to a particular licensed patent). Either party may terminate the agreement for the other party’s uncured material breach or bankruptcy or insolvency-related events.

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

A sponsor may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and physician sunshine laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

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

Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the General Data Protection Regulation, or the GDPR, govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2020, we had 61 employees, all of whom were full-time. Approximately 36% of our employees hold advanced degrees. The majority of our employees work in our corporate headquarters. None of our employees are represented by a labor union or a collective bargaining agreement and we consider our relationship with our employees to be good.

Our human capital resources objectives are, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. As such, we expend considerable time, attention, and financial resources on these activities. Our corporate culture, which is underpinned by our company values, is the overarching framework we use to make decisions related to people practices, including total compensation, short and long-term incentives, health and wellness, and employee engagement.

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

Financial Information About Segments

We view our operations and manage our business as one reportable segment. See Note 1 in the Notes to Financial Statements included in this Annual Report on Form 10-K. Additional information required by this item is incorporated herein by reference to Part II, Item 6, “Selected Financial Data.”

About UNITY

We were incorporated in the State of Delaware on March 30, 2009. Our registered trademarks include UNITY BIOTECHNOLOGY®. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended and we therefore file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or SEC, relating to our business, financial statements and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as UNITY.

For more information about UNITY, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.unitybiotechnology.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

•

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, make it difficult to assess our future viability.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

•

Our core therapeutic approach to slow, halt, or reverse diseases of aging is based on our understanding of cellular senescence. Utilizing senolytic molecules to treat diseases of aging is a novel therapeutic approach, which exposes us to unforeseen risks and makes it difficult to predict the time and cost of drug development and potential for regulatory approval.

•

Our business is dependent on the successful development, regulatory approval, and commercialization of our drug candidates, all of which are in early stages of development and none of which have shown definitive efficacy in human subject.

•	The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.
•

Even if our current drug candidates or any future drug candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

•

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

•

We face significant competition in an environment of rapid technological and scientific change, and our drug candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete.

•

Our senolytic medicine platform and any future products that we commercialize could be alleged to infringe patent rights and other proprietary rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and/or limit our ability to commercialize our products. Even if we obtain regulatory approval for a drug candidate, our products will remain subject to regulatory scrutiny.

Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the notes accompanying those financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any revenue from contracts with customers and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We completed a Phase 1 and Phase 2 clinical study of UBX0101, a senolytic small molecule inhibitor of the MDM2/p53 protein-protein interaction, in patients with osteoarthritis, or OA. In August 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we are not progressing UBX0101 into pivotal studies and have narrowed our near-term focus to our ongoing ophthalmologic and neurologic disease programs. In the third quarter of 2020, we initiated a Phase 1 study of UBX1325 in patients with diabetic macular edema, or DME, or age-related macular degeneration, or AMD, and expect to obtain initial safety and tolerability results from this study in the first half of 2021.

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2020 and 2019 was approximately $93.8 million and $82.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of $339.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of

December 31, 2020, we had capital resources consisting of cash, cash equivalents, and marketable securities of $115.6 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our drug candidates, including UBX1325, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our current drug candidates or any future drug candidates;

•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our current drug candidates or any future drug candidates and any products we successfully commercialize;

•	the expenses needed to attract, hire and retain skilled personnel;

•	the cost of building a sales force and related functions in anticipation of product commercialization;

•	the cost of commercialization activities if our current drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for our current drug candidates or any future drug candidate;

•	delay, limit, reduce or terminate our research and development activities; or

•

delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize our current drug candidates or any future drug candidate, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

We also could choose or be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or drug candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our drug candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively impacted by the COVID-19 pandemic and associated economic uncertainty, and such impact may be exacerbated as the COVID-19 pandemic evolves or by other unforeseen events or public health emergencies. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We plan to continue to develop a pipeline of drug candidates to slow, halt, or reverse diseases of aging. Our clinical development strategy is initially focused on the development of senolytic medicines designed to be administered locally into diseased tissue and we are currently advancing programs in ophthalmologic disorders. We are also in the early stages of developing medicines that target cellular senescence and other biologies of aging to treat additional diseases of aging, such as neurodegenerative diseases.

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

Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of diseases of aging. To accomplish this goal, we completed an Investigational New Drug application, or IND-enabling non-clinical toxicology studies with UBX1325, a senolytic, small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL in the third quarter of 2020. We initiated a Phase 1 clinical study of UBX1325 in October 2020 and, assuming clinical sites are able to recruit and retain investigators and study staff, and continue to enroll patients, and patients are able to complete all study visits, we expect to receive initial safety and tolerability data results from the Phase 1 clinical study in the first half of 2021. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is difficult to assess due the rapidly evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

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

Risks Related to Our Business and Product Development

Our core therapeutic approach to slow, halt, or reverse diseases of aging is based on our understanding of cellular senescence. Utilizing senolytic molecules to treat diseases of aging is a novel therapeutic approach, which exposes us to unforeseen risks and makes it difficult to predict the time and cost of drug development and potential for regulatory approval.

We are developing a pipeline of drug candidates to treat diseases of aging. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or modulating accumulated senescent cells, when administered locally. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, our approach to treating diseases of aging is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We have only recently begun testing our senolytic molecules in humans and the majority of our current data supporting our hypothesis regarding senescence biology is limited to pre-clinical animal models and in vitro cell lines, the results of which may not translate into humans. We currently have no conclusive evidence in humans, that the accumulation or modulation of senescent cells is the underlying cause of tissue damage and dysfunction associated with many diseases of aging. For example, in August 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee. UBX0101 is an inhibitor of the p53-MDM2 interaction. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we are not progressing UBX0101 into pivotal studies and decided not to pursue further development of this product candidate. We will narrow our near-term focus to our ongoing ophthalmologic and neurologic disease programs. Our current program, UBX1325, is a Bcl-xL inhibitor, and is intended to target senescent cells in the eye. While cellular senescence is a naturally occurring biological process, the administration of senolytic medicines to eliminate or cause the elimination or modulation of accumulated senescent cells in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events, or fail to achieve the intended therapeutic purpose entirely. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is based primarily on preclinical data and not human clinical trials. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. Additionally, following the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee showed no statistically significant difference between UBX0101 and placebo for the primary endpoint of change, we decided not to pursue further development of this product candidate. To advance our ophthalmology program, we completed IND-enabling studies, and in July 2020, we filed an IND for our lead drug candidate, UBX1325. We initiated a Phase 1 clinical study of UBX1325 in October 2020. However, the impact of the COVID-19 pandemic on the timing of study enrollment, visit adherence, and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

UBX0101 and UBX1325 are the only drug candidates that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of additional clinical trials. For example, in preclinical studies, we observed that UBX1967 showed sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of such preclinical studies would be longer than originally anticipated due to the extended exposure profile, delaying the commencement of our initial Phase 1 study for age-related eye diseases. In the second quarter of 2020, we decided to commence our initial Phase 1 clinical study in ophthalmology disease with UBX1325 in part because of its shorter exposure profile.

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

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-to-benefit profile of our current drug candidates or any future drug candidates;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our drug candidates or future approved products, if any;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to our current drug candidates or any future drug candidates or approved products, if any;

•	the willingness of physicians, professional societies, operators of clinics, hospitals, and patients to recommend, utilize or adopt any of our future drug candidates to treat diseases of aging;

•

the ability of third parties with whom we contract to manufacture adequate clinical study and commercial supplies of our current drug candidates or any future drug candidates, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

•

our ability to successfully develop a commercial strategy and thereafter commercialize our drug candidates or any future drug candidates in the United States, and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 pandemic has spread to multiple countries, including the United States, in which we have planned or active clinical trial sites. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, as of mid-March 2020, we transitioned to a reduced onsite staffing model and implemented a remote work plan for all of our employees other than those providing essential services, such as our laboratory staff. For those onsite employees, we have implemented heightened safety measures designed to comply with applicable federal, state and local guidelines. We may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

For the Phase 1 safety and tolerability clinical study for UBX1325, we adapted the clinical study protocol and standard operating procedures to enable a number of adaptations such as: remote data collection for clinical sites when possible; the option for remote data source verification procedures to limit on-site monitoring; transportation options for patients to utilize for study visit adherence; selection and use of central reading centers and centralized laboratories that do not require source data verification; flexible visit windows to increase study visit adherence; and geographic distribution of sites to mitigate variation in local restrictions. For the Phase 2a proof of concept clinical study for UBX1325, we will be making similar adaptations to accommodate patients and sites for the COVID-19 pandemic.

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

Several of the contract research organizations, or CROs, that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates. In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines. CROs based in the United States that provide preclinical services are experiencing heavy demand, which may impact their ability to start new studies and could lead to delays in the commencement of our preclinical studies. Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early stage projects, none of which impacted our preclinical timelines.

As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

The global pandemic of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for any of our drug candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical studies which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve our current drug candidates for limited indications or narrower patient populations than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve our drug candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such drug candidates.

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels and internal allocation, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Although we initiated our Phase 1 safety and tolerability clinical study for UBX1325 in October 2020, we may experience delays in obtaining FDA authorization or feedback to initiate further studies of UBX1325, or in completing our ongoing studies of UBX1325. We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors. For example, for our ongoing Phase 1 study for UBX1325, clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

•

we or our investigators might have to suspend or terminate clinical studies of our drug candidates for various reasons, including noncompliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, a finding that the participants are being exposed to unacceptable health risks, or due to unforeseen events such as pandemics and public health emergencies, such as the COVID-19 pandemic;

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

We are committed to developing senolytic medicines that slow, halt, or reverse diseases of aging, and we are currently advancing multiple senolytic molecules to address a variety of diseases of aging, including ophthalmologic and neurologic disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that senescent cells drive diseases of aging, and that hypothesis has not yet been proven. In addition, we do not know if we will be able to develop medicines that selectively eliminate senescent cells or whether the elimination of such senescent cells will mitigate the effects of or effectively treat any diseases.

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

In addition, our clinical studies may compete with other clinical studies for drug candidates that are in the same therapeutic areas as our drug candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical studies at the same clinical study sites that some of our competitors use, which will reduce the number of patients who are available for our clinical studies in such clinical study site.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101, and our Phase 1 clinical study of UBX1325, which was initiated in October 2020, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, even though UBX0101 was generally well tolerated in our completed Phase 1 and Phase 2 clinical studies, any clinical studies we initiate could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

If unacceptable side effects arise in the development of our drug candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical studies, or the FDA or comparable foreign regulatory authorities could order us to cease clinical studies or deny approval of our drug candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our drug candidates to understand the side effect profiles for our clinical studies and upon any commercialization of any of our drug candidates. Inadequate training in recognizing or managing the potential side effects of our drug candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if our current drug candidates or any future drug candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

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

We currently intend to supply all of our drug candidates in all territories for our planned clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our current drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates progress through the clinical trial process. Some of these third parties may also be adversely impacted by COVID-19 or other unforeseen events and public health emergencies. For example, one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident. While such incident did not impact our supply of UBX0101 for clinical studies being conducted in April 2020, there can be no assurance that our supply chain for any of our candidates and clinical trials will not be disrupted in the future due to the COVID-19 pandemic.

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

Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial supply of our drug candidates, we will have no other means of producing our current drug candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues.

Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our drug candidates on a timely basis.

In addition, to manufacture our current drug candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers would likely need to increase manufacturing capacity and, in some cases, we would need to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our drug candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our current drug candidates or any future drug candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such drug candidates, if approved.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our current drug candidates or any future drug candidates, conduct our clinical studies and commercialize our current or any future drug candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as our senior scientists. In March 2020, our prior Chairman and Chief Executive Officer, Keith R. Leonard, resigned from his position as Chief Executive Officer and was replaced by Anirvan Ghosh, Ph.D. In addition, in July 2020, our prior Chief Financial Officer, Robert C. Goeltz II, resigned from his position as Chief Financial Officer, and he was replaced by Lynne Sullivan. In addition, following the announcement of our Phase 2 clinical trial results for UBX0101, we implemented a corporate restructuring resulting in the elimination of a significant portion of the workforce. These events have resulted in additional loss of personnel, both planned and unplanned. Continued disruption caused by the transition or by the loss of ongoing services of any other members of our senior management team or our senior scientists could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical studies or the commercialization of our current drug candidates or any future drug candidates.

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

We have conducted in the past and are currently conducting preclinical trials in the United States, Canada and China and contract with third-party suppliers in the United States, China and Denmark. Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. The COVID-19 pandemic could disrupt the ability of our third-party service providers to deliver agreed upon services, regardless of our third-party service provider’s physical location Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways, including Calico. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), intravitreal steroid (dexamethasone), and pan-retinal photocoagulation by laser E. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech, Kodiak, Graybug, Ocular Therapeutix, and Regeneron.

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

Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug candidates. Accordingly, in markets outside the United States, the reimbursement for our drug candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

As of December 31, 2020, we had 61 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our current drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat diseases of aging, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption, including most recently as a result of the COVID-19 pandemic, have caused and could continue to cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our current drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Weakened or declining economic conditions could be caused by a number of factors. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Risks Related to Intellectual Property

Our senolytic medicine platform and any future products that we commercialize could be alleged to infringe patent rights and other proprietary rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and/or limit our ability to commercialize our products.

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

In addition, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the U.S. Patent and Trademark Office, to determine priority of invention in the United States. The costs of patent and other proceedings could be substantial, and it is possible that such efforts would be unsuccessful if it is determined that the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Although we are not currently subject to any claims from third parties asserting infringement of their intellectual property rights, in the future, we may receive claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to establish our intellectual property rights or to defend ourselves by determining the scope, enforceability and validity of third-party intellectual property rights. There can be no assurance with respect to the outcome of any current or future litigation brought by or against us, and the outcome of any such litigation could have a material adverse impact on our business, operating results and financial condition. Litigation is inherently unpredictable and outcomes are uncertain. Further, as the costs and outcome of these types of claims and proceedings can vary significantly, it is difficult to estimate potential losses that may occur. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations or cash flows.

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

As of March 1, 2021, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 43 issued and allowed U.S. patents and applications and 32 granted and allowed foreign patents and applications, respectively.

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

If we or one of our current or future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our current drug candidates or future drug candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace.

Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or nonenablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know-how, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information, technology or knowhow is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information, technology, and know-how. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology, and know-how. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry.

Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates.  If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

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

Accordingly, if any of our small molecule drug candidates, such as UBX1325, are approved, competitors could file ANDAs for generic versions of our small molecule drug products or 505(b)(2) NDAs that reference our small molecule drug products. If there are patents listed for our small molecule drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

We may pursue orphan drug designation for certain of our future drug candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United State. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA that may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock may be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control.

These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, commencing, conducting or completing our clinical studies for our current drug candidates, or any other future clinical development programs;

•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating diseases of aging and/or drug development;

•	announcements of regulatory approval or disapproval of our current or any future drug candidates;

•	failure or discontinuation of any of our research and development programs;

•	announcements relating to future licensing, collaboration, or development agreements;

•	delays in the commercialization of our current or any future drug candidates;

•	public misperception regarding the use of our therapies, or public bias of against “anti-aging” companies;

•	acquisitions and sales of new products, technologies, or businesses;

•	manufacturing and supply issues related to our drug candidates for clinical studies or future drug candidates for commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions, or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and

•	general economic conditions in the United States and abroad.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program, or ATM Offering Program, under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an additional at-the-market equity offering program, or our Additional ATM Offering Program, under which Cowen acts as our sales agent. As of

December 31, 2019, we had sold 3,974,908 shares of common stock under the June 2019 Sales Agreement for total net proceeds of $26.1 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. There have been no shares sold under our Additional ATM Offering Program as of December 31, 2020.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48.4% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of approximately 10.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post- change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

General Risk Factors

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

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

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

In addition, certain state laws govern the privacy and security of personal information, including health-related information, in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, the California Privacy Rights Act, or the CPRA, recently passed in California as well. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal information of subjects within the EEA, including clinical trial data. Further, applicable privacy laws and court decisions could impact our ability to transfer personal data internationally. Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union, or the CJEU invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. As a result, the Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether standard contractual clauses will also be invalidated by the European courts or legislature as a mechanism to comply with EU data protection requirements for data transfers. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as health data, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.

In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, beginning January 1, 2021, we may have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2021, there were 63 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Comparison of 32 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2020
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/03/2018
6/30/2018
8/31/2018
10/31/2018
12/31/2018
2/28/2019
4/30/2019
6/30/2019
8/31/2019
10/31/2019
12/31/2019
2/29/2020
4/30/2020
6/30/2020
8/31/2020
10/31/2020
12/31/2020
Unity Biotechnology, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Sales of Unregistered Securities

During the year ended December 31, 2020, we issued 361,644 shares of our common stock to Ascentage Pharma and an academic institution pursuant to the Commercial Agreements. The issuance of such was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and Ascentage represented to us that it is an “accredited investor” within the meaning of Rule 501 under the Securities Act. Accordingly, the shares have not been registered under the Securities Act, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. No underwriting discounts or commissions or similar fees were payable in connection with the issuance.

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

We derived our selected statements of operations data for the years ended December 31, 2020, 2019 and 2018 and our balance sheet data as of December 31, 2020 and 2019 from our audited financial statements included elsewhere in this report. We derived our selected statements of operations data for the year ended December 31, 2017 and our balance sheet data as of December 31, 2018 and 2017 from our audited financial statements which are not included in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Contribution revenue	$—	$—	$—	$1,382	$—
Operating expenses:
Research and development	67,309	70,957	58,907	37,373	13,707
General and administrative	24,025	20,046	16,016	9,617	5,137
Change in fair value of contingent consideration	(33)	(1,352)	4,542	—	—
Impairment of long-lived assets	2,629	—	—	—	—
Total operating expenses	93,930	89,651	79,465	46,990	18,844
Loss from operations	(93,930)	(89,651)	(79,465)	(45,608)	(18,844)
Loss on extinguishment of promissory notes	—	—	—	—	(9,377)
Interest income	1,196	3,289	3,312	1,055	—
Interest expense	(1,292)	—	—	—	(2,183)
Other income (expense), net	182	4,185	(245)	(103)	—
Net loss	$(93,844)	$(82,177)	$(76,398)	$(44,656)	$(30,404)
Net loss per share, basic and diluted(1)	$(1.84)	$(1.88)	$(2.70)	$(13.97)	$(11.42)
Weighted average number of shares used in computing net loss per share, basic and diluted(1)	50,864,889	43,624,807	28,269,907	3,197,516	2,662,841

(1)

See Note 13 to our audited financial statements for an explanation of the calculations of our basic and diluted net loss per common share and the weighted-average number of common shares used in the computation of the per share amounts.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,807	$37,473	$15,399	$7,298	$89,286
Marketable securities	97,763	87,533	155,736	84,330	—
Working capital	86,403	112,271	156,383	80,983	89,718
Total assets	156,319	151,221	181,375	102,024	96,648
Long-term debt, net	24,508	—	—	—	—
Convertible preferred stock	—	—	—	173,956	131,089
Accumulated deficit	(339,299)	(245,455)	(163,278)	(86,880)	(42,224)
Total stockholders’ equity (deficit)	82,880	120,707	160,693	(83,113)	(41,536)

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1 study of UBX1325 in patients with diabetic macular edema, or DME, and age-related macular degeneration, or AMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL. We initiated a Phase 1 clinical study of UBX1325 and dosed the first patient in October 2020 and expect to obtain initial safety and tolerability results from this study in the first half of 2021. The overall clinical program is directed at multiple age-related diseases of the eye, including diabetic retinopathy and age-related macular degeneration, as well as DME. However, the impact of the COVID-19 pandemic on the timing of study enrollment, visit adherence and completions is hard to assess due to the rapidly evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

In August 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful osteoarthritis, or OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint of the study. Given these results, we are not progressing UBX0101 into pivotal studies and will narrow our near-term focus to our ongoing ophthalmologic and neurologic disease programs.

In September 2020, we implemented a corporate restructuring to align our resources on cellular senescence programs in ophthalmology and neurology while further extending operating capital. The restructuring resulted in an elimination of approximately 33 positions, or approximately 32% of our workforce, as of September 30, 2020. We incurred a one-time employee benefits and severance charge of approximately $1.8 million in the year ended December 31, 2020. We expect these steps will extend our cash runway into the second half of 2022, and we project current cash and cash equivalents will fund key clinical data readouts for UBX1325.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $93.8 million and $82.2 million for the years ended December 31, 2020 and 2019, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of December 31, 2020, we had an accumulated deficit of $339.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

In August 2020 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc. and $25.0 million dollars was advanced to us upon execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of December 31, 2020 will not be reached as they were dependent, in whole or in part, upon the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. Starting in July 2021, we will be subject to a liquidity covenant requiring us to maintain a cash reserve of at least $15.0 million. We will make interest only payments through September 1, 2022, or extended to March 1, 2023 upon satisfaction of certain milestones, and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

Prior to entering the Loan Agreement, we have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the ATM Offering Program. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. On July 31, 2020, we entered into a second sales agreement, or the July 2020 Sales Agreement, with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program, or the Additional ATM Offering Program in which Cowen will act as sales agent. As of December 31, 2020, there had been no shares sold under the Additional ATM Offering Program.

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

Change Fair Value of Contingent Consideration

Certain of our license agreements include contingent consideration in the form of additional issuances of our common stock based on the achievement of certain milestones. For asset acquisitions, we assess whether such contingent consideration obligation meets the definition of a derivative and/or can be equity classified, until such time that the contingency or equity classification criteria is met or expires. We have recorded a liability related to contingent consideration as the net settlement criteria of the definition of a derivative had been met and equity classification criteria had not been met. The derivative related to this contingent consideration was measured at fair value as of each balance sheet date with the related change in fair value being reflected in operating results. Gains or losses on contingent consideration expense is driven by changes in the estimated fair value of the liability, which is determined using a probability-weighted valuation approach model that reflects the probability and timing of future issuances of our common shares.

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the years ended December 31, 2020, 2019 and 2018.

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into during the year ended December 31, 2020.

Other Income (Expense), Net

We held an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong Kong-based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock prices available on the Hong Kong Stock Exchange. During the year ended December 31, 2020, we sold our entire equity investment in Ascentage International. Other income (expense), net, includes the recognized gains and losses resulting from the sale of the investment in this equity security and the previous changes in fair value.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2020	2019	Change
Summary of Operations Data:
Operating expenses:
Research and development	$67,309	$70,957	$(3,648)
General and administrative	24,025	20,046	3,979
Change in fair value of contingent consideration	(33)	(1,352)	1,319
Impairment of long-lived assets	2,629	—	2,629
Total operating expenses	93,930	89,651	4,279
Loss from operations	(93,930)	(89,651)	(4,279)
Interest income	1,196	3,289	(2,093)
Interest expense	(1,292)	—	(1,292)
Other income (expense), net	182	4,185	(4,003)
Net loss	$(93,844)	$(82,177)	$(11,667)
Research and Development

Research and development expenses decreased by $3.6 million, to $67.3 million for the year ended December 31, 2020 from $71.0 million for the year ended December 31, 2019. The decrease was primarily due to a decrease of $5.3 million in direct research and development expenses mainly due to lower pre-clinical research and development activities and contract manufacturing costs, partially offset by higher costs from clinical programs started in late 2019. Laboratory supplies decreased by $1.9 million and facilities-related costs increased by $2.2 million.  Personnel-related expenses increased by $1.4 million, of which $1.6 million was related to non-cash stock compensation expense partially offset by a decrease in payroll due to the corporate restructuring and other costs such as travel, due to employees working from home.

General and Administrative

General and administrative expenses increased by $4.0 million, to $24.0 million for the year ended December 31, 2020 from $20.0 million for the year ended December 31, 2019. The increase was primarily due to increases of $2.0 million in personnel-related expenses, of which $1.4 million was related to non-cash stock compensation expense, $0.8 million in professional fees, $0.7 million in facilities-related costs and $0.5 million in insurance-related expense.

Change in fair value of contingent consideration

Change in fair value of contingent consideration reflects a decrease in the contingent consideration liability of $1.3 million for the year ended December 31, 2020. We issued shares in 2020 as a result of meeting a contractual milestone. The change in the fair value of contingent consideration was primarily due to changes in assumptions, including probabilities, and our stock price used to calculate the fair value of the liability.  Additionally, during the third quarter of 2020, we made changes to the related contracts, which resulted in there being no contingent consideration liability at December 31, 2020.

Impairment of Long-Lived Assets

Impairment charges consisted of impairment of long-lived assets. We evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.6 million during the year.

Interest Income

Our interest income was $1.2 million for the year ended December 31, 2020, as compared to $3.3 million for the year ended December 31, 2019. The decrease is primarily attributable to lower market yields and cash balances on the Company’s cash equivalents and marketable securities.

Interest Expense

Our interest expense of $1.3 million for the year ended December 31, 2020 is related to the Loan Agreement.

Other Income (Expense), Net

Other income was $0.2 million for the year ended December 31, 2020, as compared to $4.2 million for the year ended December 31, 2019. The decrease was primarily due to a change in the fair value of our investment in the common stock of Ascentage International.

Comparison of the years ended December 31, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2019	2018	Change
Summary of Operations Data:
Operating expenses:
Research and development	$70,957	$58,907	$12,050
General and administrative	20,046	16,016	4,030
Change in fair value of contingent consideration	(1,352)	4,542	(5,894)
Total operating expenses	89,651	79,465	10,186
Loss from operations	(89,651)	(79,465)	(10,186)
Interest income	3,289	3,312	(23)
Other income (expense), net	4,185	(245)	4,430
Net loss	$(82,177)	$(76,398)	$(5,779)

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

Other Income (Expense), Net

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

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of December 31, 2020, we had an accumulated deficit of $339.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering or IPO and more recently through proceeds from our new Loan Agreement and the ATM Offering Program, and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

In August 2020, we entered into the Loan Agreement with Hercules Capital, Inc. pursuant to a term loan, subject to certain terms and conditions. $25.0 million dollars was advanced to us on the date of execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of December 31, 2020 will not be reached as they were dependent, in whole or in part, upon on the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. We will make interest only payments through September 1, 2022, or extended to March 1, 2023 upon satisfaction of certain milestones, and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The SEC declared the Shelf Registration Statement effective in June 2019. In June 2019, we also entered into a sales agreement with Cowen or the June 2019 Sales Agreement, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through the ATM Offering Program under which Cowen acts as sales agent. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. As of December 31, 2020, approximately $9.0 million of ATM Offering Program proceeds remained available to be sold under our ATM Offering Program.

In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional at-the-market offering under the Securities Act of 1933, as amended, or the Additional ATM Offering Program. In July 2020, we entered into a second sales agreement with Cowen, or the July 2020 Sales Agreement, to sell an additional $50.0 million of our shares of common stock through the Additional ATM Offering Program in which Cowen acts as sales agent. As of December 31, 2020, there have been no shares sold under the Additional ATM Offering Program.

Future Funding Requirements

To date we have not generated any revenue from contracts with customers. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of our IPO, we began to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $339.3 million through December 31, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of the issuance of our financial statements included in this Annual Report on Form 10-K.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2022, which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash used in operating activities	$(78,333)	$(72,421)	$(56,623)
Cash provided by (used in) investing activities	(5,208)	67,953	(72,206)
Cash provided by financing activities	63,875	27,438	136,930
Net increase (decrease) in cash and restricted cash	$(19,666)	$22,970	$8,101

Operating Activities

Cash used in operating activities of $78.3 million for the year ended December 31, 2020 consisted primarily of a net loss of $93.8 million adjusted for net non-cash charges of $20.1 million and net changes to our operating assets and liabilities of $4.6 million. Our non-cash charges consisted primarily of $13.8 million in stock-based compensation, $3.4 million in depreciation and amortization, $2.6 million in impairment charges pertaining to leasehold improvements and right of use assets in the Company’s former offices, $1.2 million in common stock granted to a third party, $0.3 million in amortization of debt issuance costs and $0.3 million in net accretion and amortization of premium and discounts on marketable securities, partially offset by a $1.1 million in non-cash rent expense and $0.5 million change in fair value of strategic investment. The net change in our operating assets and liabilities consisted of decreases of $2.6 million in accounts payable, $0.9 million in accrued liabilities and other current liabilities, $0.5 million in accrued compensation and increase of $1.2 million in prepaid expenses and other current assets, partially offset by a decrease of $0.6 million in other long-term assets.

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

Cash used in operating activities of $56.6 million for the year ended December 31, 2018 consisted primarily of a net loss of $76.4 million adjusted for net non-cash charges of $14.6 million and net changes to our operating assets and liabilities of $5.1 million. Our non-cash charges consisted primarily of $9.4 million in stock-based compensation, $4.5 million change in fair value of contingent consideration and $2.2 million in depreciation and amortization, partially offset by a $1.0 million in amortization of premium and discounts on marketable securities and $0.6 million in accretion of our tenant improvement allowance. The net change in our operating assets and liabilities consisted of a decrease of $1.4 million in contribution receivable, and increases of $2.2 million in accounts payable, $1.6 million in accrued compensation and $1.4 million in accrued liabilities and other current liabilities, partially offset by an increase of $0.6 million in other long-term assets and $0.8 million in prepaid expenses and other current assets.

Investing Activities

Cash used in investing activities of $5.2 million for the year ended December 31, 2020 was related to purchases of marketable securities of $138.5 million and purchases of property and equipment of $0.6 million, which were offset by maturities of marketable securities of $127.9 million and the sale of our strategic investment of $6.0 million.

Cash provided by investing activities of $68.0 million for the year ended December 31, 2019 was related to maturities of marketable securities of $188.8 million which were offset by purchases of marketable securities of $119.3 million and purchases of property and equipment of $1.6 million.

Cash used in investing activities of $72.2 million for the year ended December 31, 2018 was related to purchases of marketable securities of $204.1 million, purchases of property and equipment of $1.3 million and the purchase of an investment in stock of $0.5 million, which were offset by maturities of marketable securities of $133.6 million.

Financing Activities

Cash provided by financing activities of $63.9 million for the year ended December 31, 2020 was related to $37.3 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $24.2 million in proceeds from long-term debt, net of issuance costs, $1.5 million in proceeds from issuance of common stock upon exercise of stock options, net of repurchases, $0.6 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan, and $0.4 million in proceeds from the repayment of promissory notes from an employee.

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

Cash provided by financing activities of $136.9 million for the year ended December 31, 2018 was primarily related to net proceeds from our sale of common stock in our IPO of $75.9 million, net proceeds from issuance of Series C convertible preferred stock of $59.9 million, proceeds from repayment of recourse notes of $0.9 million, and proceeds from issuance of common stock upon exercise of stock options, net of repurchases of $0.4 million.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our Loan Agreement, operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In February 2019, we entered into a lease agreement for new office and laboratory space in South San Francisco, California. See Note 7, “Commitments and Contingencies” and Note 8, “Term Loan Facility,” to our financial statements for further information.

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

Critical Accounting Policies and Estimates

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

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2020 and 2019.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted based on the estimated fair value of the awards on the date of grant, and we recognize forfeitures as they occur. For awards that vest solely based on service conditions or a combination of service and performance conditions, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the awards is generally recognized on a straight-line basis over the requisite service period, which is typically their vesting period. We recognize forfeitures as they occur.

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

We have also granted stock options to certain key employees that vest in conjunction with certain performance and market conditions. We estimate the fair value of these awards using a lattice model, taking into consideration the market conditions. No expense will be recorded related to these awards until the achievement of the performance condition becomes probable. Once the achievement of the performance condition becomes probable, expense related to these awards is recognized using the accelerated attribution method with a cumulative catch-up adjustment over the derived service period relating to the market conditions, if the market conditions have not been met. As these awards vest in their entirety upon achievement of the market conditions, any unrecognized expense would be accelerated if the market conditions are achieved prior to the completion of the derived service period. The Company has also used the Monte-Carlo option-pricing model to estimate the fair value of stock option awards that contain only market conditions. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

As of December 31, 2020, we had $25.1 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 3.25 years. For stock-based awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash, Cash Equivalents and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $115.6 million as of December 31, 2020, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of December 31, 2020, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $25.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at December 31, 2020 was 12.40%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (“the Company”) as of December 31, 2020 and 2019, and related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standard Updated (“ASU”) No. 2016-02, Leases (Topic 842), effective January 1, 2020, using the modified retrospective approach.

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

Redwood City, California

March 23, 2021

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except for share amounts and par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,807	$37,473
Short-term marketable securities	79,892	84,508
Strategic investment	—	5,507
Prepaid expenses and other current assets	3,167	1,999
Total current assets	100,866	129,487
Property and equipment, net	12,627	16,636
Operating lease right-of-use assets	23,509	—
Long-term marketable securities	17,871	3,025
Restricted cash	1,446	1,446
Other long-term assets	—	627
Total assets	$156,319	$151,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,558	$5,185
Accrued compensation	5,355	5,905
Accrued and other current liabilities	6,550	4,995
Contingent consideration liability	—	1,131
Total current liabilities	14,463	17,216
Operating lease liability, net of current portion	34,468	—
Deferred rent, net of current portion	—	13,298
Long-term debt, net	24,508	—
Total liabilities	73,439	30,514
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2020 and 2019; 53,253,213 and 47,227,065 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5	5
Additional paid-in capital	422,379	366,695
Related party promissory notes for purchase of common stock	(210)	(210)
Employee promissory notes for purchase of common stock	—	(418)
Accumulated other comprehensive gain	5	90
Accumulated deficit	(339,299)	(245,455)
Total stockholders’ equity	82,880	120,707
Total liabilities and stockholders’ equity	$156,319	$151,221

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$67,309	$70,957	$58,907
General and administrative	24,025	20,046	16,016
Change in fair value of contingent consideration	(33)	(1,352)	4,542
Impairment of long-lived assets	2,629	—	—
Total operating expenses	93,930	89,651	79,465
Loss from operations	(93,930)	(89,651)	(79,465)
Interest income	1,196	3,289	3,312
Interest expense	(1,292)	—	—
Other income (expense), net	182	4,185	(245)
Net loss	$(93,844)	$(82,177)	$(76,398)
Other comprehensive loss
Unrealized gain (loss) on marketable debt securities	(85)	185	9
Comprehensive loss	$(93,929)	$(81,992)	$(76,389)
Net loss per share, basic and diluted	$(1.84)	$(1.88)	$(2.70)
Weighted average number of shares used in computing net loss per share, basic and diluted	50,864,889	43,624,807	28,269,907

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2017	28,159,724	$173,956	4,830,389	$1	$4,072	$(202)	$—	$(104)	$(86,880)	$(83,113)
Issuance of Series C convertible preferred stock at $15.3317 per share for cash, net of issuance costs of $119	3,913,425	59,881	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $9,149	—	—	5,000,000	1	75,851	—	—	—	—	75,852
Conversion of Series A-1, A-2, B and C convertible preferred stock to common stock	(32,073,149)	(233,837)	32,073,149	2	233,837	—	—	—	—	233,839
Issuance of common stock upon exercise of warrants and stock options, net of amount related to early exercised options of $1,212	—	—	510,756	—	374	—	—	—	—	374
Vesting of early exercised stock options	—	—	—	—	584	—	—	—	—	584
Stock-based compensation	—	—	—	—	9,441	—	—	—	—	9,441
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	9	—	9
Receipt of promissory note from related party for purchase of common stock	—	—	—	—	—	(390)	—	—	—	(390)
Receipt of promissory note from employee for purchase of common stock	—	—	—	—	—	—	(400)	—	—	(400)
Repayment of promissory note from related party	—	—	—	—	504	391	—	—	—	895
Net loss	—	—	—	—	—	—	—	—	(76,398)	(76,398)
Balances at December 31, 2018	—	$—	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	—	—	3,974,908	1	26,085	—	—	—	—	26,086
Issuance of common stock upon exercise of stock options	—	—	505,226	—	840	—	—	—	—	840
Vesting of early exercised stock options	—	—	—	—	647	—	—	—	—	647
Stock-based compensation	—	—	—	—	10,852	—	—	—	—	10,852
Common stock issued to third parties	—	—	253,334	—	3,022	(9)	(18)	—	—	2,995
Repurchased shares	—	—	(4,281)	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (“2018 ESPP”)	—	—	83,584	—	586	—	—	—	—	586
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	—	—	—	(82,177)	(82,177)
Balances at December 31, 2019	—	$—	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under ATM equity offering program	—	—	5,002,257	—	37,270	—	—	—	—	37,270
Issuance of common stock upon exercise of stock options	—	—	410,484	—	1,510	—	—	—	—	1,510
Issuance of common stock upon vesting of restricted stock units	—	—	103,020	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	216	—	—	—	—	216
Stock-based compensation	—	—	—	—	13,746	—	—	—	—	13,746
Common stock issued for services	—	—	43,550	—	100	—	—	—	—	100
Common stock issued to third parties for milestone payments	—	—	361,644	—	2,310	—	—	—	—	2,310
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	—	—	374	—	—	374
Repayment of promissory note from employee through repurchase of early exercise shares	—	—	(12,909)	—	(44)	—	44	—	—	—
Issuance of common stock under 2018 ESPP	—	—	118,102	—	576	—	—	—	—	576
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	—	—	(93,844)	(93,844)
Balances at December 31, 2020	—	$—	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880

See accompanying notes to the financial statements

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(93,844)	$(82,177)	$(76,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,449	2,663	2,180
Amortization of debt issuance costs	318	—	—
Net accretion and amortization of premium and discounts on marketable securities	256	(1,151)	(955)
Stock-based compensation	13,813	10,852	9,441
Loss on disposal of property and equipment	—	—	45
Common stock issued to third parties	1,211	965	—
Non-cash rent expense	(1,076)	—	—
Impairment of long-lived assets	2,629	—	—
Change in fair value of strategic investment	(502)	(4,507)	—
Accretion of tenant improvement allowance	—	(1,275)	(605)
Change in fair value of contingent consideration	(33)	(1,352)	4,542
Changes in operating assets and liabilities:
Contribution receivable	—	—	1,382
Prepaid expenses and other current assets	(1,168)	(169)	(842)
Other long-term assets	628	(31)	(604)
Accounts payable	(2,640)	(227)	2,228
Accrued compensation	(517)	2,114	1,610
Accrued liabilities and other current liabilities	(857)	(587)	1,446
Deferred rent, net of current portion	—	2,461	(93)
Net cash used in operating activities	(78,333)	(72,421)	(56,623)
Investing activities
Purchase of marketable securities	(138,486)	(119,270)	(204,086)
Maturities of marketable securities	127,915	188,809	133,644
Sale of strategic investments	6,009	—	—
Purchase of investment in stock	—	—	(500)
Purchase of property and equipment	(646)	(1,586)	(1,264)
Net cash provided by (used in) investing activities	(5,208)	67,953	(72,206)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	37,270	26,085	—
Proceeds from repayment of employee promissory notes	374	—	—
Proceeds from long-term debt, net of issuance costs to lender	24,550	—	—
Payment of long-term debt non-lender issuance costs	(360)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	59,881
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,510	840	374
Proceeds from issuance of common stock under the 2018 ESPP	576	586	—
Proceeds from initial public offering, net of issuance costs	—	—	79,055
Payment of initial public offering costs	—	—	(3,201)
Proceeds from repayment of recourse notes	—	—	895
Payments made on capital lease obligations	(45)	(73)	(74)
Net cash provided by financing activities	63,875	27,438	136,930
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,666)	22,970	8,101
Cash, cash equivalents and restricted cash at beginning of year	38,919	15,949	7,848
Cash, cash equivalents and restricted cash at end of year	$19,253	$38,919	$15,949
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$773	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable	$13	$565	$241
Issuance of common stock in settlement of contingent consideration milestone	$1,098	$—	$—
Issuance of shares in settlement of share-based liability	$100	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,714	$—	$—
Lessor funded lease incentives included in property and equipment	$—	$10,651	$—
Receipt of promissory note for purchase of common stock	$—	$—	$400
Receipt of promissory note from related party for purchase of common stock	$—	$27	$390

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to slow, halt, or reverse diseases of aging. The Company devotes substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009 and operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $339.3 million as of December 31, 2020. During the year ended December 31, 2020, the Company incurred a net loss of $93.8 million and used $78.3 million of cash in operating activities. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Program (as defined below) and the Term Loan Facility (as defined below), and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations. See Note 8, “Term Loan Facility”.

The Company had cash, cash equivalents and marketable securities of $115.6 million as of December 31, 2020. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”) for reporting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, contingent consideration liability, the fair value of right-of-use assets and lease liabilities, and stock-based compensation. Actual results could differ from such estimates or assumptions.

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

	December 31,
	2020	2019	2018
Cash and cash equivalents	$17,807	$37,473	$15,399
Restricted cash	1,446	1,446	550
Total cash, cash equivalents, and restricted cash	$19,253	$38,919	$15,949

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale debt securities, and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity (deficit). Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date that are available to be converted into cash to fund current operations are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income (expense), net. The cost of securities sold is determined using the specific identification method.

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

Fair Value Measurements

The Company’s financial instruments during the periods presented consist of cash and cash equivalents, restricted cash, marketable securities, strategic investments, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities, contingent consideration liabilities, and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2020, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and results of operations, including ongoing and planned clinical studies. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. The Company continues to monitor the impact the COVID-19 pandemic may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned studies.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2020 and 2019.

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

Leases

Prior to January 1, 2020, the Company accounted for its leases of office space and laboratory facilities under non-cancelable operating lease agreements and recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances to fund leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Lessor funded leasehold improvement incentives not yet received were recorded in prepaid expenses and other current assets on the balance sheets. The Company did not assume renewals in its determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease and began recognizing rent expense on the date that it obtained the legal right to use and control the leased space. Deferred rent consisted of the difference between cash payments and the rent expense recognized. The Company recognized a liability for costs that would continue to be incurred under a lease contract for its remaining term without economic benefit at its fair value when the entity ceased using the right conveyed by the contract, which was when the space was completely vacated. The Company also entered into capital lease agreements for certain equipment with a lease term of three years. The current portion of capital lease obligations was included in accrued and other current liabilities and the noncurrent capital lease obligations was included in other noncurrent liabilities on the balance sheets.

Subsequent to January 1, 2020, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if so, whether such a lease is classified as a financing lease or an operating lease. Operating leases are included in operating lease right-of-use assets, (“ROU assets”), operating lease liabilities, net of current portion, and accrued and other current liabilities on the Company’s balance sheets. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and are considered long-lived assets for purposes of identifying, recognizing and measuring impairment. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made or incentives received and impairment charges if the Company determines the ROU asset is impaired and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the balance sheets and are amortized as lease expense on a straight-line basis over the lease term.

The Company does not have any material financing leases.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the year ended December 31, 2020, the Company evaluated indicators of impairment for the ROU asset and related leasehold improvements considering the current economic environment and COVID-19 outbreak, its impact on subleasing activity and the exit of its previous headquarters located in Brisbane, California. The Company concluded the carrying value of these assets were not fully recoverable and recorded an impairment charge of $2.6 million. See Note 7, “Commitments and Contingencies”.

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

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards based on their grant date fair value. For stock-based awards with service conditions only, stock-based compensation expense is recognized over the requisite service period using the straight-line method. For awards with performance conditions, the Company evaluates the probability of achieving performance condition at each reporting date. The Company begins to recognize stock-based compensation expense using an accelerated attribution method when it is deemed probable that the performance condition will be met. Forfeitures are recognized as they occur.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards that do not contain market conditions. The Black-Scholes option-pricing model requires assumptions to be made related to the expected term of an award, expected dividends, expected volatility and risk-free rate. The Company has used the lattice model to estimate the fair value of stock option awards that contain both performance and market conditions and the Monte-Carlo option-pricing model to estimate the fair value of stock option awards that contain only market conditions. Lattice models require the use of subjective and complex assumptions which determine the fair value of such awards including price volatility of the underlying stock and derived service periods. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

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

In December 2020, the Consolidated Appropriations Act, 2021 (the “CAA” ) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021.

The FFCR Act, CARES Act, Trailer Bill and CAA did not have a material impact on the Company’s financial statements as of December 31, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive. The calculation of diluted earnings (loss) per share also requires that, to the extent the presumed issuance of additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, convertible preferred stock, early exercised common stock subject to future vesting, restricted stock accounted for as options common and preferred stock warrants and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized losses on the Company’s marketable securities.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for the Company for all interim and annual periods beginning January 1, 2022, with early adoption permitted. The Company early adopted ASU 2019-12 beginning January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on its financial statements and related disclosures. The only aspect of ASU 2019-12 that is currently applicable to the Company is the removal of the exception related to intraperiod tax allocation. The Company began applying the general methodology regarding the intraperiod allocation of tax expense in 2020. After the adoption of ASU 2019-12, in periods where the Company has a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under the guidance for contracts with customers (Topic 606) when the collaborative arrangement participant is a customer in the context of a unit of account. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. The Company adopted this standard on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020. The adoption of this ASU did not have a material impact on its financial statements but did result in enhanced disclosures related to the recurring Level 3 fair value measurements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this ASU did not have a material impact on its financial statements.

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

Upon adoption of Topic 842, the Company recorded $42.4 million of operating lease liabilities and $27.2 million of right-of-use assets after reclassification of deferred rent of $15.3 million, as of January 1, 2020. The adoption did not have a material impact on the Company’s statements of operations and comprehensive loss or statements of cash flows. See Note 7, “Commitments and Contingencies” for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The ASU also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2020-10 to have a material impact on its financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06 , Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities approximate the related fair values due to the short maturities of these instruments. As the long-term debt is subject to variable interest rates that are based on market rates which are regularly reset, considering level 2 inputs, the Company believes the carrying value of the long-term debt approximates its fair value.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,686	$13,686	$—	$—
Total cash equivalents	13,686	13,686	—	—
Short-term marketable securities:
U.S. treasuries	55,349	—	55,349	—
U.S. and foreign commercial paper	11,999	—	11,999	—
U.S. and foreign corporate debt securities	1,001	—	1,001	—
U.S. government debt securities	11,543	—	11,543	—
Total short-term marketable securities	79,892	—	79,892	—
Long-term marketable securities
U.S. treasuries	7,370	—	7,370	—
U.S. government debt securities	10,501	—	10,501	—
Total long-term marketable securities	17,871	—	17,871	—
Total assets subject to fair value measurements on a recurring basis	$111,449	$13,686	$97,763	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,377	$29,377	$—	$—
U.S. and foreign commercial paper	4,999	—	4,999	—
U.S government debt securities	2,550	—	2,550	—
Total cash equivalents	36,926	29,377	7,549	—
Short-term marketable securities:
U.S. treasuries	15,063	—	15,063	—
U.S. and foreign commercial paper	11,972	—	11,972	—
U.S. and foreign corporate debt securities	8,755	—	8,755	—
U.S. government debt securities	48,718	—	48,718	—
Total short-term marketable securities	84,508	—	84,508	—
Strategic investments
Foreign equity securities	5,507	5,507	—	—
Total strategic investments	5,507	5,507	—	—
Long-term marketable securities
U.S. treasuries	3,025	—	3,025	—
Total long-term marketable securities	3,025	—	3,025	—
Total assets subject to fair value measurements on a recurring basis	$129,966	$34,884	$95,082	$—
Liabilities:
Contingent consideration liability	$1,131	$—	$—	$1,131
Total liabilities subject to fair value measurements on a recurring basis	$1,131	$—	$—	$1,131

The Company estimates the fair value of its money market funds, U.S. and foreign commercial paper, U.S. and foreign corporate debt securities, U.S. treasuries, U.S. government debt securities and foreign equity securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company's financial instruments.

The Company held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s balance sheets. See Note 5, “License Agreements and Strategic Investment”. In October 2019, Ascentage International completed an initial public offering of common stock on the Hong Kong Stock Exchange. Following the initial public offering, the Company’s underlying investment changed to be an equity security with a readily determinable fair value which was measured at fair value on a recurring basis based on quoted stock prices available on the Hong Kong Stock Exchange, which are considered observable inputs (Level 1). During the year ended  December 31, 2020, the Company sold its entire equity investment in Ascentage International. The fair value of the Company’s equity investment in Ascentage International was zero and $5.5 million as of December 31, 2020 and 2019, respectively, and was included in strategic investment on the Company’s balance sheets. The change in fair value of this investment was $0.5 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively, and was recorded in other income (expense), net on the statements of operations and comprehensive loss.

The Company had previously recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”). See Note 5, “License Agreements and Strategic Investment”. The fair value of the contingent consideration liability at December 31, 2019 included inputs not observable in the market and thus represented a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements was estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilized current stock price and reflected the probability and timing of future issuances of shares. As a result of settlements and changes made to the Commercial Agreements, there was no contingent consideration liability at December 31, 2020.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at December 31, 2018	$2,483
Additions	—
Settlements	—
Change in fair value	(1,352)
Balance at December 31, 2019	1,131
Additions	—
Settlements	(1,098)
Change in fair value	(33)
Balance at December 31, 2020	$—

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,686	$—	$—	$13,686
Total cash equivalents	13,686	—	—	13,686
Short-term marketable securities:
U.S. and foreign commercial paper	11,998	1	—	11,999
U.S. and foreign corporate debt securities	1,001	—	—	1,001
U.S. government debt securities	11,541	2	—	11,543
U.S. treasuries	55,350	2	(3)	55,349
Total short-term marketable securities	79,890	5	(3)	79,892
Long-term marketable securities
U.S. treasuries	7,369	1	—	7,370
U.S. government debt securities	10,498	3	—	10,501
Total long-term marketable securities	17,867	4	—	17,871
Total marketable securities	$111,443	$9	$(3)	$111,449

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$29,377	$—	$—	$29,377
U.S. and foreign commercial paper	4,999	—	—	4,999
U.S. government debt securities	2,550	—	—	2,550
Total cash equivalents	36,926	—	—	36,926
Short-term marketable securities:
U.S. and foreign commercial paper	11,965	7	—	11,972
U.S. and foreign corporate debt securities	8,748	8	(1)	8,755
U.S. government debt securities	48,647	71	—	48,718
U.S. treasuries	15,057	6	—	15,063
Total short-term marketable securities	84,417	92	(1)	84,508
Long-term marketable securities
U.S. treasuries	3,025	—	—	3,025
Total long-term marketable securities	3,025	—	—	3,025
Total marketable securities	$124,368	$92	$(1)	$124,459

At December 31, 2020, the remaining contractual maturities of available-for-sale debt securities were less than one year. There have been no significant realized gains or losses on available-for-sale debt securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2020 and 2019. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

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

In June 2020, the Company entered into a third amendment to the Bcl License Agreement. Under the terms of the original Bcl License Agreement, Ascentage Pharma granted the Company exclusive development and commercialization rights and non-exclusive manufacturing rights to an Ascentage Bcl inhibitor compound known as UBX1967 as well as the right to continue its preclinical development efforts with another Ascentage-controlled Bcl inhibitor compound, known as UBX1325, a small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, that served as a back-up compound to UBX1967. Under the terms of the third amendment to the Bcl License Agreement, the status of UBX1967 and UBX1325 were switched such that UBX1325 became the licensed compound and UBX1967 became the back-up compound under the Bcl License Agreement.

In July 2020, the Company filed an IND for the Phase 1 clinical study for UBX1325, which gave rise to an obligation under the Bcl License Agreement to issue an additional 133,334 shares of common stock to Ascentage Pharma and the academic institution. These shares were issued to Ascentage Pharma and the academic institution in August 2020. In October 2020, the Company initiated a Phase 1 safety and tolerability study of UBX1325 in patients with diabetic macular edema and age-related macular degeneration. As a result of the first patient dosed in the UBX1325 study, the Company triggered a milestone payment of $1.0 million to Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. The Company issued 228,310 shares of its common stock to Ascentage Pharma in November 2020 with a fair market value of $1.2 million at settlement date. The payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2020.

As of December 31, 2020, the Company had issued 974,980 shares of common stock to Ascentage Pharma and 186,667 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology.

The Commercial Agreements included contingent consideration in the form of additional issuances of shares of the Company’s common stock based on the achievement of the specified milestones. Upon the July 2020 termination of the license to APG1252, the Company determined that the contingency no longer applied and adjusted the fair value of the contingent consideration liability to zero.  The Company had recorded a contingent consideration liability of $1.1 million at December 31, 2019 based on the estimates for milestone achievements at the time. To date, no royalties were due from the sales of licensed products.

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

In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange at HK$34.20 (approximately USD $4.36) per share. In connection with Ascentage International’s initial public offering, the Company’s interest converted into shares of common stock of Ascentage International. The Company determined that its investment in Ascentage International met the definition of an equity security with a readily determinable fair value which was measured at fair value on a recurring basis based on quoted stock price available on the Hong Kong Stock Exchange. The Company was subject to a lock-up agreement with Ascentage International that precluded the Company from selling shares prior to April 28, 2020. During the year ended December 31, 2020, the Company sold its entire holdings in Ascentage International for cash proceeds of $6.0 million and recorded a corresponding loss of $2.2 million. The Company’s total original investment in Ascentage was $1.0 million. The fair value of the Company’s investment in Ascentage International as of December 31, 2019 was $5.5 million, which was included in strategic investment.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. The research and development expense under the research services agreement was not material.

Other License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of December 31, 2020. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2020 or 2019. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$5,960	$5,219
Computer equipment	501	472
Furniture and fixtures	825	825
Leasehold improvements	15,083	16,436
Total property and equipment	22,369	22,952
Less: accumulated depreciation and amortization	(9,742)	(6,316)
Total property and equipment, net	$12,627	$16,636

Depreciation and amortization expense related to property and equipment was $3.4 million, $2.7 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Operating lease liability - current portion	$4,520	$—
Accrued research and development	1,638	2,214
Deferred rent, current portion	—	1,849
Liability related to early exercise shares	21	237
Accrued other	371	695
	$6,550	$4,995

7. Commitments and Contingencies

Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019.  The lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional eight years at the then market rental rates.  The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement.  The Company will also be responsible for the operating expenses and real estate taxes allocated to the building and common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of $10.7 million, which was included in deferred rent and leasehold improvements on the balance sheet at December 31, 2019. In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s statements of operations and comprehensive loss (in thousands):

Year ended
December 31, 2020
Operating lease cost	$4,721
Variable lease cost	1,168
Impairment of operating lease right-of-use asset	1,409
Total lease cost	$7,298

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the statements of operations and comprehensive loss as incurred. Rent expense for the years ended December 31, 2019 and 2018 was $4.5 million and $1.8 million, respectively.

The following table summarizes supplemental information related to leases (in thousands):

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,797
Weighted-average remaining lease term (years)
Operating leases	8.5
Weighted-average discount rate (percentage)
Operating leases	5.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2020 (in thousands):

Amount
2021	6,653
2022	6,283
2023	4,810
2024	4,964
2025	5,123
Thereafter	22,179
Total future minimum lease payments	50,012
Less: Amount representing interest	(11,024)
Present value of future minimum lease payments	38,988
Less: Current portion of operating lease liability	(4,520)
Noncurrent portion of operating lease liability	$34,468

The cumulative effect on the Company’s balance sheets at January 1, 2020 from the adoption of Topic 842 was as follows (in thousands):

	December 31, 2019	Topic 842 Adjustments	January 1, 2020
Operating lease right-of-use assets	$—	$27,174	$27,174
Accrued and other current liabilities	4,995	(1,970)	3,025
Operating lease liabilities, current portion	—	3,455	3,455
Deferred rent, net of current portion	13,298	(13,298)	—
Operating lease liabilities, net of current portion	—	38,988	38,988

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million. The loss was recorded at the end of the first quarter of 2020 in operating expense in the statements of operations and comprehensive loss.. During the remainder of the year, the Company continued to review the assets for indicators of impairment.  During year end, the Company updated its estimates of sublease rental income, based on the sublease that was executed for this space in February 2021 and market factors on leasing activity caused by the COVID-19 pandemic, in the discounted estimated future cash flows, and utilizing a discount rate of 2.935%, determined when compared to the net book value of the ROU asset and leasehold improvements, there was further impairment of the assets. The Company recorded an additional impairment charge of $0.4 million, resulting in a total impairment loss of $2.6 million for the year ended December 31, 2020. The impairment loss was allocated proportionally to the right-of-use asset of $1.4 million and leasehold improvements of $1.2 million and recorded in operating expense in the statements of operations and comprehensive loss for the year ended December 31, 2020. After recording the impairment, the remaining balance of the ROU asset and leasehold improvements was $1.0 million and $0.8 million, respectively.

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

8. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of December 31, 2020 will not be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. The Company expects to make interest only payments through September 1, 2022, or extended to March 1, 2023 upon satisfaction of certain milestones, and expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On December 31, 2020, the rate was 9.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At December 31, 2020, the effective interest rate was 12.40%.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s intellectual property as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent financing up to a maximum aggregate amount of $2.0 million. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants (including a liquidity covenant beginning July 1, 2021, requiring the Company to maintain at least a $15.0 million cash reserve), and events of default, including a material adverse change in the Company’s business, payment defaults, breaches of covenants following any applicable cure period, and a material impairment in the perfection or priority of Hercules’ security interest in the collateral. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2020, the Company was in compliance with all covenants under the Loan Agreement.

As of December 31, 2020, the carrying value of the term loan consists of $25.0 million principal outstanding less the debt discount and issuance costs of approximately $2.1 million. The End of Term Fee of $1.6 million is treated as deferred financing costs, recognized over the life of the term loan and accreted to interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being amortized to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the statements of operations and comprehensive loss, was $1.3 million for the year ended December 31, 2020.

Future principal payments for the long-term debt are as follows (in thousands):

December 31, 2020
2021	$—
2022	3,838
2023	12,272
2024	8,890
Total principal payments	25,000
End of term fee due at maturity in 2024	1,562
Total principal and end of term fee payments	26,562
Unamortized discount and debt issuance costs	(2,054)
Long-term debt, net	$24,508

9. Related Party Transactions

Recourse Notes

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

In January 2018, the Company issued full-recourse promissory notes to an executive and an executive officer of the Company for an aggregate principal amount of $0.4 million with an interest rate of 2.5% per annum. All of the principal was used to early exercise options for 114,406 shares of the Company’s common stock. The full recourse note of $0.2 million for the executive officer was repaid on April 4, 2018 in accordance with the terms of the note.  In December 2019, the full recourse note to an executive was deemed satisfied and superseded by a new full recourse promissory note agreement with a principal amount of $0.2 million and an interest rate of 1.51% per annum. At December 31, 2020, $0.2 million was recorded on the balance sheet in stockholders’ equity related to the executive’s full recourse promissory note agreement.

10. Common and Preferred Stock

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2020 and 2019, no shares of preferred stock were issued and outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 32,073,149 shares of common stock.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2020 and 2019, there were 53,253,213 and 47,227,065 shares of common stock issued and outstanding.

Preferred Stock Offering

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

At-the-Market Offerings

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

In June 2019, the Company also entered into a sales agreement (the “June 2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen acts as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the June 2019 Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 5,002,257 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions  and other offering expenses of $1.3 million.

In July 2020, the Company filed an additional prospectus supplement to the Shelf Registration Statement. This prospectus supplement covers the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional “at-the-market” offering under the Securities Act of 1933, as amended (the “Additional ATM Offering Program”).

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the third and fourth quarters of 2020, there were no shares of the Company’s common stock sold through the Additional ATM Offering Program.

11. Corporate Restructuring

In September 2020, the Company’s board of directors implemented a corporate restructuring to align its resources on cellular senescence programs in ophthalmology and neurology while further extending operating capital. The restructuring resulted in an elimination of approximately 33 positions, or approximately 32% of the Company’s workforce, as of September 30, 2020. The Company incurred a one-time employee benefits and severance charge of approximately $1.8 million in operating expenses during the year ended December 31, 2020. The related accrual is recorded in accrued compensation on the balance sheet at December 31, 2020. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include severance costs, employee-related benefits, and supplemental one-time termination payments. Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options are included in operating expenses in the statements of operations and comprehensive loss. Of the total charge, $1.5 million was recorded to research and development expenses and $0.3 million was recorded to general and administrative expenses during the year ended December 31,  2020. Substantially all cash payments are expected to be paid out by the first quarter of 2021. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

12. Stock-Based Compensation

Summary of Equity Incentive Plans

In March 2018, the Company’s board of directors adopted the Company’s 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders in April 2018 and became effective in May 2018.  The 2018 Plan initially reserved 4,289,936 shares for the issuance of stock options as well as any automatic annual increases in the number of shares of common stock reserved for future issuance under the 2018 Plan.  Awards granted under the 2018 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2018 Plan.

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of December 31, 2020, there was an aggregate 12,001,501 shares of common stock authorized for issuance under the 2018 Plan.

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

In March 2020, the Company’s board of directors approved the Company’s 2020 Employment Inducement Incentive Plan (“the 2020 Plan”), to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company.  The 2020 Plan initially reserved 1,100,000 shares for the issuance of stock options, and in November 2020, the Company reserved an additional 1,500,000 shares of common stock for future issuance under the 2020 Plan. Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2020 Plan.  As of December 31, 2020, there was an aggregate 2,570,000 shares of common stock authorized for issuance under the 2020 Plan.

Equity Incentive Plan Activity

The following sections summarize activity under the Company’s equity incentive plans.

Stock Options, Restricted Stock Units (RSUs) and Performance Stock Units (“PSUs”) Activity

A summary of the Company’s stock option activity under the 2013 Plan, 2018 Plan and 2020 Plan for the year ended December 31, 2020 is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2019	2,916,320	6,906,898	$7.62
Shares added	5,587,088	—	—
Granted	(7,887,420)	4,236,256	6.37
Exercised	—	(308,484)	3.78
Canceled	3,654,776	(3,359,198)	8.04
Balance at December 31, 2020	4,270,764	7,475,472	$6.88	6.8	$5,261
Vested and exercisable at December 31, 2020		3,925,216	$6.87	5.1	$4,086
Vested and expected to vest at December 31, 2020		7,475,472	$6.88	6.8	$5,261

The total intrinsic value of options exercised was $1.5 million, $5.8 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average estimated fair value of stock options granted was $4.83, $7.12 and $13.20 for the years ended December 31, 2020, 2019 and 2018, respectively.

The aggregate intrinsic value of options exercisable was $4.1 million and $7.3 million as of December 31, 2020 and 2019, respectively.

In September 2020, the board of directors granted retention stock-based awards to employees covering an aggregate of 3.2 million shares of common stock, including options to purchase an aggregate of 250,000 shares of common stock and 2,959,850 of restricted stock units. The awards are all time-based vesting and vest over three to four years.

During the year ended December 31, 2020 the Company issued 13,550 shares in settlement of stock-based compensation awards accounted for as liability awards.

The following table summarizes the Company’s RSU, RSA and PSU activity for the year ended December 31, 2020.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	325,887	$9.00
Granted	3,651,164	$3.44
Released	(133,020)	$9.00
Canceled	(921,954)	$4.77
Unvested at December 31, 2020	2,922,077	$3.44

As of December 31, 2020, the total stock-based compensation cost related to options, RSUs and PSUs granted but not yet amortized was $25.1 million and will be recognized over a weighted-average period of approximately 3.3 years. The total grant date fair value of RSUs and RSAs vested during the year ended December 31, 2020 was approximately $1.2 million. No RSUs or RSAs vested during 2019 and 2018.

In March 2020, the board of directors granted the Company’s newly hired Chief Executive Officer stock-based awards covering an aggregate of 1.1 million shares of common stock, including options to purchase an aggregate of 800,000 shares of common stock, 120,000 RSUs, 150,000 PSUs and 30,000 shares of common stock. The stock-based awards were granted pursuant to the 2020 Plan. See Note 16, “Subsequent Events”.

The 30,000 shares of common stock were fully vested on the date of grant and thus, the related compensation expense of $0.2 million was recognized on the grant date. The stock options and RSUs will vest subject to continued service through the applicable vesting date.

Valuation of Stock Options

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP awards. The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term of options (in years)	6.1	6.1	6.1
Expected stock price volatility	92.6%-107.9%	99.4%-111.3%	87.4%-92.6%
Risk-free interest rate	0.29%-0.52%	1.59%-2.27%	2.6%-3.0%
Expected dividend yield	—	—	—

The valuation assumptions were determined as follows:

Expected Term—The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—The Company used an average historical stock price volatility based on a combined weighted average of the Company’s historical average volatility and that of a selected peer group of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have a sufficient historical trading history of its own common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend Yield—The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future. Therefore, the expected dividend yield is zero.

The fair value of ESPP awards was not material for all periods presented.

Performance Stock Units

The PSUs granted in March 2020 vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.875 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.875 and as to 100,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted-average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to the Company’s stockholders is equal to at least $2.5 billion, as determined by the Company’s board of directors.

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

Performance Contingent Stock Options

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

As of December 31, 2019, there were 329,499 total performance contingent stock option awards outstanding with a total grant date fair value of $0.7 million. During the year ended December 31, 2019, the Company determined that the achievement of the requisite performance conditions was probable and, as a result, compensation cost of $0.7 million was recognized for these awards. These awards vested during the third quarter of 2019. As of December 31, 2020, the 329,499 performance contingent stock option awards are still outstanding.

Performance and Market Contingent Stock Options

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

As of December 31, 2020 and 2019, there were 87,521 and 454,584 performance and market contingent stock option awards outstanding with a grant date total fair value of $0.3 million and $1.5 million, respectively. As of December 31, 2020 and 2019, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s board of directors adopted the Company’s 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP was approved by the Company’s stockholders in April 2018 and became effective on May 2, 2018. The 2018 ESPP reserved 536,242 shares of common stock for issuance pursuant to future awards, as well as any automatic increases in the number of shares of the Company’s common stock reserved for future issuance under this plan.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense and costs associated with the Company’s 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$6,563	$4,979	$6,043
General and administrative	7,250	5,873	3,398
Total	$13,813	$10,852	$9,441

Stock-based compensation for the year ended December 31, 2020 includes $0.1 million of expense related to awards accounted for as liability awards.

During the years ended December 31, 2020 and 2019, stock-based compensation expense recognized related to nonemployee options was $0.3 million and $0.4 million, respectively.

13. Net Loss per Common Share

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(93,844)	$(82,177)	$(76,398)
Denominator:
Weighted average number of shares outstanding—basic and diluted	50,864,889	43,624,807	28,269,907
Net loss per share—basic and diluted	$(1.84)	$(1.88)	$(2.70)

Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	7,540,472	6,906,898	5,500,531
Early exercised common stock subject to future vesting	66,741	146,915	704,028
Restricted stock accounted for as options	—	—	359,228
RSUs	2,832,077	325,887	—
PSUs	150,000	—	—
Shares subject to the 2018 ESPP	111,383	47,597	27,622
Total	10,700,673	7,427,297	6,591,409

Up to 89,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Agreements and Strategic Investment,” to the Company’s financial statements for additional information.

14. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the years ended December 31, 2020 and 2019, the Company recorded matching contributions of $0.6 million and $0.8 million, respectively.

15. Income Taxes

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

The effective tax rate for the years ended December 31, 2020, 2019 and 2018 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Taxes at the U.S. statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	—	(2.2)	0.9
Other	0.9	(0.9)	(0.1)
Stock-based compensation	(0.7)	(0.5)	0.3
Research and development tax credits	2.2	(0.2)	1.0
Reduction to state net operating losses	0.1	(3.9)	—
Change in valuation allowance	(23.5)	(13.3)	(23.1)
Total provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$57,126	$40,435
Research and development tax credits	5,411	3,436
Stock-based compensation	4,326	3,514
Accruals and other	1,145	1,232
Intangibles	1,181	241
Contingent consideration	—	670
Charitable contributions	254	253
Operating lease liabilities	8,203	—
Total deferred tax assets	77,646	49,781
Deferred tax liabilities:
Operating lease right-of-use assets	(4,946)	—
Fixed assets	(1,750)	—
Unrealized gain on equity investment	—	(947)
Total deferred tax liabilities	(6,696)	(947)
Valuation allowance	(70,950)	(48,834)
Net deferred tax assets	$—	$—

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

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $22.1 million and $11.0 million during the years ended December 31, 2020 and 2019, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2020 are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$207,752	Do Not Expire
Net operating losses, federal (pre January 1, 2018)	64,136	2029-2037
Net operating losses, state	26,589	2029-2036
Research and development tax credits, federal	5,874	2034-2040
Research and development tax credits, state	4,949	Indefinite

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	December 31,
	2020	2019
	(in thousands)
Gross unrecognized tax benefits at January 1	$9,762	$3,714
Additions for tax positions taken in the current year	255	6,221
Reductions for tax positions taken in the prior year	(2,875)	(173)
Gross unrecognized tax benefits at December 31	$7,142	$9,762

If recognized, none of the unrecognized tax benefits as of December 31, 2020 and 2019 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2020 and 2019, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and California and Colorado. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

16. Subsequent Events

In January 2021, the board of directors granted the Company’s Chief Executive Officer stock-based awards covering an aggregate of 400,000 shares of common stock, including options to purchase an aggregate of 150,000 shares of common stock and 250,000 RSUs. The stock-based awards were granted pursuant to the 2018 Plan.  During the first quarter of 2021, the board of directors granted to new executives an additional 580,000 options to purchase common stock.  These stock-based awards were granted pursuant to the 2020 Plan.  The stock options and RSUs will vest subject to continued service through the applicable vesting dates.

Subsequent to the year ended December 31, 2020, the Company has issued and sold 1,187,068 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $8.7 million, after deducting commissions and other offering expenses of $0.3 million.  The Company also issued and sold 33,561 shares of its common stock through its Additional ATM Offering Program and received net proceeds of approximately $0.3 million, after deducting commissions and other offering expenses of $8,500.

17. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2020 and 2019 and have been prepared in accordance with GAAP for interim financial reporting  (in thousands, except for per share data):

	Quarter
Year Ended December 31, 2020	First	Second	Third	Fourth
Loss from operations	$(27,156)	$(23,349)	$(24,642)	$(18,783)
Net loss	$(28,038)	$(18,667)	$(27,552)	$(19,587)
Net loss per common share, basic and diluted	$(0.59)	$(0.38)	$(0.52)	$(0.37)

	Quarter
Year Ended December 31, 2019	First	Second	Third	Fourth
Loss from operations	$(19,737)	$(24,470)	$(22,354)	$(23,090)
Net loss	$(18,767)	$(23,673)	$(21,710)	$(18,027)
Net loss per common share, basic and diluted	$(0.44)	$(0.56)	$(0.51)	$(0.39)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2020, based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance”  in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith
1.1	Sales Agreement, dated July 31, 2020, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	10-Q	1.1	7-31-20
3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	3.2	5-7-18
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	4.2	4-23-18
4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4.3	4-5-18
4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.4	3-11-20
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Amended and Restated Non-Employee Director Compensation Program (Effective January 1, 2019)	10-K	10.6	3-6-19
10.7#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.8#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Keith R. Leonard Jr.	S-1	10.8	4-5-18
10.9#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	S-1	10.9	4-5-18
10.10#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Robert C. Goeltz II.	S-1	10.10	4-5-18
10.11#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	S-1	10.11	4-5-18
10.12#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Daniel G. Marquess.	S-1	10.12	4-5-18

10.13#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Tamara L. Tompkins.	S-1	10.13	4-5-18
10.14+	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.				X
10.15+	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.				X
10.16†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18
10.17+	Amendment to APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd.				X
10.18+	Amendment to Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.				X
10.19(a)+	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.				X
10.19(b)+	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.				X
10.19(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.19(d)+	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.				X
10.19(e)+	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.				X
10.19(f)+	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.				X
10.19(g)+	Amendment No. 5 to Exclusive License Agreement, dated as of October 17, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.				X
10.20+	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.				X
10.21+	License Agreement, dated as of November 3, 2016, by and between The Johns Hopkins University and Unity Biotechnology, Inc.				X
10.22††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	10-K	10.22	3-6-19
10.23	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	10.23	3-6-19

10.24††††	First Amendment to Compound License Agreement for APG1197, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	11-25-19
10.25†††	Second Amendment to APG1252 License Agreement, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.25	3-11-20
10.26††††	Second Amendment to Compound Library and Option Agreement, dated as of January 8, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.26	3-11-20
10.27#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	10-K	10.27	3-11-20
10.28#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Robert C. Goeltz II.	10-K	10.28	3-11-20
10.29#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	10-K	10.29	3-11-20
10.30#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Daniel G. Marquess.	10-K	10.30	3-11-20
10.31#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Tamara L. Tompkins.	10-K	10.31	3-11-20
10.32#	Employment Agreement, dated March 30, 2020, by and between Unity Biotechnology, Inc. and Anirvan Ghosh.	8-K	10.1	3-30-20
10.33#	Amended and Restated Non-Employee Director Compensation Program (effective as of March 30, 2020)	10-Q	10.2	5-7-20
10.34†††	Third Amendment to Compound License Agreement for APG-1197, dated June 29, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	7-1-20
10.35#	Employment Agreement, dated August 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.2	11-4-20
10.36#	Amendment to Employment Agreement, dated September 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.3	11-4-20
10.37†††	Loan and Security Agreement, dated August 3, 2020, between Unity Biotechnology, Inc. and Hercules Capital. Inc.	8-K	10.1	8-4-20
10.38#	Transition and Separation Agreement, dated December 12, 2020, by and between Nathaniel David and Unity Biotechnology, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
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

+

Certain confidential portions of this exhibit have been omitted from this exhibit in accordance with Regulation S-K 601(b)(10). Exhibit being refiled upon expiration of confidential treatment previously granted by the SEC.

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

Unity Biotechnology, Inc.

Date: March 23, 2021	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Anirvan Ghosh, Alexander Nguyen, and Lynne Sullivan his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anirvan Ghosh	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2021
Anirvan Ghosh, Ph.D.

/s/ Lynne Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2021
Lynne Sullivan

/s/ Keith R. Leonard Jr.	Chairman	March 23, 2021
Keith R. Leonard Jr.

/s/ Paul L. Berns	Director	March 23, 2021
Paul L. Berns

/s/ Kristina M. Burow	Director	March 23, 2021
Kristina M. Burow

/s/ Graham K. Cooper	Director	March 23, 2021
Graham K. Cooper

/s/ Nathaniel E. David	Director	March 23, 2021
Nathaniel E. David, Ph.D.

/s/ Gilmore O’Neill	Director	March 23, 2021
Gilmore O’Neill, M.B.

/s/ Margo Roberts	Director	March 23, 2021
Margo Roberts, Ph.D.

/s/ Camille D. Samuels	Director	March 23, 2021
Camille D. Samuels