Form 10-Q
period 2021-03-31
Unity Biotechnology, Inc.
filed 2021-05-11
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 54,855,200 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,842	$17,807
Short-term marketable securities	73,617	79,892
Prepaid expenses and other current assets	1,582	3,167
Total current assets	102,041	100,866
Property and equipment, net	11,941	12,627
Operating lease right-of-use assets	22,967	23,509
Long-term marketable securities	9,790	17,871
Restricted cash	1,446	1,446
Total assets	$148,185	$156,319
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,975	$2,558
Accrued compensation	1,839	5,355
Accrued and other current liabilities	6,455	6,550
Total current liabilities	10,269	14,463
Operating lease liability, net of current portion	33,264	34,468
Long-term debt, net	24,699	24,508
Total liabilities	68,232	73,439
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 54,787,709 and 53,253,213 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	435,198	422,379
Related party promissory notes for purchase of common stock	—	(210)
Promissory notes for purchase of common stock	(210)	—
Accumulated other comprehensive gain	15	5
Accumulated deficit	(355,055)	(339,299)
Total stockholders’ equity	79,953	82,880
Total liabilities and stockholders’ equity	$148,185	$156,319

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$8,717	$19,265
General and administrative	6,226	5,953
Change in fair value of contingent consideration	—	(221)
Impairment of long-lived assets	—	2,159
Total operating expenses	14,943	27,156
Loss from operations	(14,943)	(27,156)
Interest income	36	527
Interest expense	(775)	—
Other expense	(74)	(1,409)
Net loss	(15,756)	(28,038)
Other comprehensive gain
Unrealized gain on marketable debt securities	10	283
Comprehensive loss	$(15,746)	$(27,755)
Net loss per share, basic and diluted	$(0.29)	$(0.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	54,169,349	47,544,401

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain	Deficit	Equity
Balances at December 31, 2020	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	1,220,629	—	8,892	—	—	—	—	8,892
Issuance of common stock upon exercise of stock options	259,019	—	1,183	—	—	—	—	1,183
Repurchase of early exercised shares	(33,370)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	2,744
Vesting of restricted stock units	88,218	—	—	—	—	—	—	—
Reclass of promissory notes for purchase of common stock	—	—	—	210	(210)	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(15,756)	(15,756)
Balances at March 31, 2021	54,787,709	$5	$435,198	$—	$(210)	$15	$(355,055)	$79,953

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain	Deficit	Equity
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under at-the-market ("ATM") equity offering program	1,513,840	—	8,763	—	—	—	—	8,763
Issuance of common stock upon exercise of stock options	73,049	—	249	—	—	—	—	249
Vesting of early exercised stock options	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	3,225	—	—	—	—	3,225
Common stock issued for services	43,550	—	100	—	—	—	—	100
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	(28,038)	(28,038)
Balances at March 31, 2020	48,857,504	$5	$379,072	$(210)	$(418)	$373	$(273,493)	$105,329

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(15,756)	$(28,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	757	903
Amortization of debt issuance costs	191	—
Net accretion and amortization of premium and discounts on marketable securities	290	(63)
Stock-based compensation	2,744	3,317
Non-cash rent expense	(556)	461
Impairment of long-lived assets	—	2,159
Change in fair value of strategic investment	—	1,387
Change in fair value of contingent consideration	—	(221)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,585	123
Other long-term assets	—	29
Accounts payable	(640)	(1,345)
Accrued compensation	(3,516)	(3,675)
Accrued liabilities and other current liabilities	(190)	(110)
Net cash used in operating activities	(15,091)	(25,073)
Investing activities
Purchase of marketable securities	(38,174)	(36,950)
Maturities of marketable securities	52,250	40,650
Purchase of property and equipment	(14)	(34)
Net cash provided by investing activities	14,062	3,666
Financing activities
Proceeds from issuance of common stock under ATM Offering Programs, net of issuance costs	8,892	8,763
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,172	249
Other financing cash flows	—	(19)
Net cash provided by financing activities	10,064	8,993
Net increase in cash, cash equivalents and restricted cash	9,035	(12,414)
Cash, cash equivalents and restricted cash at beginning of the period	19,253	38,919
Cash, cash equivalents and restricted cash at end of the period	$28,288	$26,505
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$584	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable and accrued liabilities	$57	$302
Issuance of shares in settlement of share-based liability	$—	$100
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$27,174

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to slow, halt, or reverse diseases of aging. The Company devotes substantially all of its time and efforts to performing research and development, raising capital, and recruiting personnel. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009 and operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $355.1 million and $339.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company had net losses of $15.8 million and $28.0 million for the three months ended March 31, 2021 and 2020, respectively, and net cash used in operating activities of $15.1 million and $25.1 million for the three months ended March 31, 2021 and 2020, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined below) and the Term Loan Facility (as defined below), and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations. See Note 7, “Term Loan Facility”.

The Company had cash, cash equivalents and marketable securities of $110.2 million as of March 31, 2021. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve (12) months following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$26,842	$17,807
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$28,288	$19,253

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale debt securities and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date that are available to be converted into cash to fund current operations are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in other expense. The cost of securities sold is determined using the specific identification method.

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

Fair Value Measurements

The Company’s financial instruments during the periods presented consist of cash and cash equivalents, restricted cash, marketable securities, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities, and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of March 31, 2021, the Company had no off-balance sheet concentrations of credit risk.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its condensed financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the three months ended March 31, 2021 and 2020.

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

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation and amortization begin at the time the asset is placed in service. Maintenance and repairs are charged to expense as incurred and costs of improvement are capitalized.

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

The Company has subleased a portion of its Brisbane, California leased facility under an agreement considered to be an operating lease according to ASC 842. The Company has not been legally released from its primary obligations under the original lease and therefore it continues to account for the original lease as it did before commencement of the sublease. The Company records both fixed and variable payments received from the sublessee in its statements of operations on a straight-line basis as an offset to rent expense.

The Company does not have any material financing leases.

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

In December 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021.

The FFCR Act, CARES Act, Trailer Bill and CAA did not have a material impact on the Company’s condensed financial statements as of March 31, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The ASU also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2020-10 to have a material impact on its condensed financial statements and related disclosures.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$23,040	$23,040	$—	$—
Total cash equivalents	23,040	23,040	—	—
Short-term marketable securities:
U.S. government debt securities	17,561	—	17,561	—
U.S. treasuries	56,056	—	56,056	—
Total short-term marketable securities	73,617	—	73,617	—
Long-term marketable securities:
U.S. treasuries	8,789	—	8,789	—
U.S. government debt securities	1,001	—	1,001	—
Total long-term marketable securities	9,790	—	9,790	—
Total assets subject to fair value measurements on a recurring basis	$106,447	$23,040	$83,407	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,686	$13,686	$—	$—
Total cash equivalents	13,686	13,686	—	—
Short-term marketable securities:
U.S. treasuries	55,349	—	55,349	—
U.S. and foreign commercial paper	11,999	—	11,999	—
U.S. and foreign corporate debt securities	1,001	—	1,001	—
U.S. government debt securities	11,543	—	11,543	—
Total short-term marketable securities	79,892	—	79,892	—
Long-term marketable securities:
U.S. treasuries	7,370	—	7,370	—
U.S. government debt securities	10,501	—	10,501	—
Total long-term marketable securities	17,871	—	17,871	—
Total assets subject to fair value measurements on a recurring basis	$111,449	$13,686	$97,763	$—

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

The Company had previously recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”). See Note 5, “License Agreements and Strategic Investment”. The fair value of the contingent consideration liability at December 31, 2019 included inputs not observable in the market and thus represented a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements was estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilized current stock price and reflected the probability and timing of future issuances of shares. As a result of settlements and changes made to the Commercial Agreements, there was no contingent consideration liability at March 31, 2021 and December 31, 2020.

The following table provides a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2020 (in thousands):

Amount
Balance at December 31, 2019	$1,131
Additions	—
Settlements	—
Change in fair value	(221)
Balance at March 31, 2020	$910

There were no transfers into and out of Level 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$23,040	$—	$—	$23,040
U.S. and foreign commercial paper	—	—	—	—
Total cash equivalents	23,040	—	—	23,040
Short-term marketable securities:
U.S. government debt securities	17,558	3	—	17,561
U.S. treasuries	56,046	11	(1)	56,056
Total short-term marketable securities	73,604	14	(1)	73,617
Long-term marketable securities:
U.S. treasuries	8,788	1	—	8,789
U.S. government debt securities	1,000	1	—	1,001
Total long-term marketable securities	9,788	2	—	9,790
Total	$106,432	$16	$(1)	$106,447

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,686	$—	$—	$13,686
Total cash equivalents	13,686	—	—	13,686
Short-term marketable securities:
U.S. and foreign commercial paper	11,998	1	—	11,999
U.S. and foreign corporate debt securities	1,001	—	—	1,001
U.S. government debt securities	11,541	2	—	11,543
U.S. treasuries	55,350	2	(3)	55,349
Total short-term marketable securities	79,890	5	(3)	79,892
Long-term marketable securities
U.S. treasuries	7,369	1	—	7,370
U.S. government debt securities	10,498	3	—	10,501
Total long-term marketable securities	17,867	4	—	17,871
Total	$111,443	$9	$(3)	$111,449

At March 31, 2021, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both March 31, 2021 and December 31, 2020. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Agreements and Strategic Investment

License and Compound Library and Option Agreement

The Company is a party to three agreements, two active and one terminated, with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology (the “Library Agreement”), (b) an initial license agreement executed in February 2016 granting the Company rights to an initial Ascentage Pharma compound known as APG1252 (the “APG1252 License Agreement”), and (c) a second license agreement executed in January 2019 granting the Company rights to a second licensed compound (this second license agreement, the “Bcl License Agreement” and collectively with the Library Agreement and APG1252 License Agreement, the “Commercial Agreements”). On July 30, 2020, the Company notified Ascentage Pharma of its termination of the APG1252 License Agreement due to the Company’s decision to prioritize the progression of other compounds from Ascentage International’s library of Bcl-2 inhibitors, such as UBX1325, a Bcl-xL inhibitor.

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

As of March 31, 2021, pursuant to these agreements, the Company had issued 974,980 shares of common stock to Ascentage Pharma and 186,667 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology.

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

Strategic Investment

The Company previously held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s condensed balance sheets. The fair value of the Company’s equity investment in Ascentage International was zero as of March 31, 2021 and December 31, 2020. The change in fair value of this investment was $1.4 million for the three months ended March 31, 2020 and was recorded in other expense on the condensed statements of operations and comprehensive loss.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. During the period ended March 31, 2020, the research and development expense under the research services agreement was not material to the Company’s financial statements.

Other License Agreements with Research Institutions

In May 2019, the Company entered into an exclusive license agreement with The Regents of the University of California on behalf of its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement and must meet certain regulatory and development milestones.  In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee except in years in which the Company is responsible for royalties to UCSF and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on the type of Licensed Product commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of March 31, 2021. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not probable at March 31, 2021 or December 31, 2020. To date, none of these events have occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,096	$1,300
Variable lease cost	466	278
Sublease income	(145)	—
Impairment of operating lease right-of-use asset	—	1,157
Total lease cost	$1,417	$2,735

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,652	$839
Weighted-average remaining lease term (years)
Operating leases	8.3	9.0
Weighted-average discount rate (percentage)
Operating leases	5.9%	5.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2021 (in thousands):

Amount
2021 (remaining 9 months)	$5,001
2022	6,283
2023	4,810
2024	4,964
2025	5,123
Thereafter	22,179
Total future minimum lease payments	48,360
Less: Amount representing interest	(10,470)
Present value of future minimum lease payments	37,890
Less: Current portion of operating lease liability	(4,626)
Noncurrent portion of operating lease liability	$33,264

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million during the three months ended March 31, 2020, which was included in operating expense in the statements of operations and comprehensive loss.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreement to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.1 million for the three months ended March 31, 2021. No impairment loss was recorded during the three months ended March 31, 2021.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of March 31, 2021 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. The Company expects to make interest only payments through September 1, 2022 and expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On March 31, 2021, the rate was 9.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At March 31, 2021, the effective interest rate was 12.40%.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s intellectual property as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent financing as defined up to a maximum aggregate amount of $2.0 million. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants (including a liquidity covenant beginning July 1, 2021, requiring the Company to maintain at least $15.0 million in unrestricted cash), and events of default, including a material adverse change in the Company’s business, payment defaults, breaches of covenants following any applicable cure period, and a material impairment in the perfection or priority of Hercules’ security interest in the collateral. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2021, the Company was in compliance with all covenants under the Loan Agreement.

As of March 31, 2021, the carrying value of the term loan consists of $25.0 million principal outstanding less the debt discount and issuance costs of approximately $1.9 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.8 million and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Future principal payments for the long-term debt are as follows (in thousands):

March 31, 2021
2021 (for the remaining 9 months)	$—
2022	3,838
2023	12,272
2024	8,890
Total principal payments	25,000
End of term fee due at maturity in 2024	1,562
Total principal and end of term fee payments	26,562
Unamortized discount and debt issuance costs	(1,863)
Long-term debt, net	$24,699

8. Related Party Transactions

In January 2018, the Company issued full-recourse promissory notes to an executive of the Company for an aggregate principal amount of $0.2 million with an interest rate of 2.5% per annum. All of the principal was used to early exercise options for 59,322 shares of the Company’s common stock.  In December 2019, the full recourse note to an executive was deemed satisfied and superseded by a new full recourse promissory note agreement with a principal amount of $0.2 million and an interest rate of 1.51% per annum. In January 2021 the executive terminated his employment with the Company. As at March 31, 2021 the Company reclassed the $0.2 million recorded on the balance sheet in stockholders’ equity as ‘Related party promissory note for purchase of common stock’ to ‘Promissory notes for purchase of common stock.’

9. Equity Financing

In June 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through an “at-the-market” offering under the Securities Act of 1933, as amended (the “Initial ATM Offering Program”). The SEC declared the Shelf Registration Statement effective on June 6, 2019.

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

In July 2020, the Company filed an additional prospectus supplement to the Shelf Registration Statement. This prospectus supplement covers the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional “at-the-market” offering under the Securities Act of 1933, as amended (the “Additional ATM Offering Program”). The Initial ATM Offering Program and Additional ATM Offering Program are collectively (the “ATM Offering Programs”).

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the three months ended March 31, 2021, there were 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million.

10. Corporate Restructuring

In September 2020, the Company’s board of directors implemented a corporate restructuring to align its resources on cellular senescence programs in ophthalmology and neurology while further extending operating capital. The restructuring resulted in an elimination of approximately 33 positions, or approximately 32% of the Company’s workforce, as of September 30, 2020. The Company incurred a one-time employee benefits and severance charge of approximately $1.8 million in operating expenses during the year ended December 31, 2020. The related accrual is recorded in accrued compensation on the condensed balance sheet at December 31, 2020. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include severance costs, employee-related benefits, and supplemental one-time termination payments.  Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $1.5 million was recorded to research and development expenses and $0.3 million was recorded to general and administrative expenses during the year ended December 31, 2020.  Substantially all cash payments were paid out in the first quarter of 2021. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

11. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2020	7,475,472	$6.88
Granted	1,044,000	$6.59
Exercised	(259,019)	$4.57
Canceled	(854,834)	$9.29
Balances at March 31, 2021	7,405,619	$6.64

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”) and restricted stock awards (“RSAs”) activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	2,922,077	$3.44
Granted	250,000	$5.98
Vested	(88,218)	$5.95
Canceled	(253,227)	$3.41
Unvested at March 31, 2021	2,830,632	$3.59

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

The PSUs vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.875 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.875 and as to 100,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted-average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to the Company’s stockholders is equal to at least $2.5 billion, as determined by the Company’s board of directors. In January 2021, the board of directors modified the PSUs to vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $18 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $18.00 and as to 100,000 PSUs upon the attainment of (x) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.00 over a trailing 30-day period or (y) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.00, as determined by the Company’s board of directors.

For the PSU awards, the Company used the Monte-Carlo option pricing model to determine the fair value of awards at the date of grant. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. The total grant date fair value of the PSU awards was determined to be $0.7 million and will be recognized as compensation expense over the weighted-average derived service period of approximately 4.3 years. The incremental fair value of the PSUs on the modification date of $31,000 are added to the unamortized value of the original grant of $569,000 and will be amortized to expense over the new implied service periods of 1.63 years to 2.79 years.

Performance and Market Contingent Stock Options

In January 2021, the board of directors modified 17,479 performance and market contingent stock options with vesting conditions that required the combination of a liquidity event, change of control or IPO with a market condition at prescribed levels. The modification removed the performance condition and lowered the market conditions to a volume-weighted average per share closing trading price of the Company’s common stock of at least $18.00 over a trailing 30-day period for one tranche and at least $36.00 over a trailing 30-day period for the second tranche. The fair value of the options on the modification date of $81,000 will be amortized to expense over the implied service periods of 1.46 years to 2.52 years.

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

	Three Months Ended March 31,
	2021	2020
Research and development	$1,081	$1,535
General and administrative	1,663	1,782
Total	$2,744	$3,317

Stock based compensation for the three months ended March 31, 2021 and 2020 includes zero and $0.1 million, respectively, of expense related to awards accounted for as liability awards.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(15,756)	$(28,038)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	54,169,349	47,544,401
Net loss per share—basic and diluted	$(0.29)	$(0.59)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2021	2020
Options to purchase common stock	7,405,619	9,520,760
Early exercised common stock subject to future vesting	33,370	122,393
RSUs	2,830,632	970,328
Shares subject to 2018 ESPP	57,568	44,344
Total	10,327,189	10,657,825

Up to 89,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Agreements and Strategic Investments,” to our condensed financial statements for additional information.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During each of the three months ended March 31, 2021 and 2020, the Company recorded matching contributions of $0.2 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020.

Overview

We are a biotechnology company engaged in researching and developing therapeutics to slow, halt, or reverse diseases of aging. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic and neurologic diseases.

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and wet age-related macular degeneration, or AMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, a member of the Bcl-2 family of apoptosis-regulatory proteins. Our goal with UBX1325 is to transformationally improve real-world outcomes for patients with DME, AMD, and diabetic retinopathy, or DR. We initiated a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. The first patient was dosed in October 2020, and the initial assessment included 12 patients with advanced DME or wet AMD. The single intravitreal injection of UBX1325 was well tolerated and had no adverse findings that would limit advancement of UBX1325 into further clinical investigation. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which will inform the final dose for the Phase 2a study in DME, for which topline data is expected to be available in 2022. In addition, based on encouraging early data, we intend to recruit additional patients with wet AMD into the Phase 1 study to potentially support an additional, independent Phase 2a study in wet AMD, for which topline data could be available as early as 2022. We intend to share details of the activity profile of UBX1325 from this Phase 1 study, including data on best-corrected visual acuity (BCVA), central subfield thickness (CST), and sub-retinal fluid (SRF), in the coming months.

Based on this initial data from our Phase 1 study, in May 2021, we initiated our Phase 2a proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME. Approximately 60 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients, and followed for 24 weeks post-injection. Endpoints being explored in the study include safety and tolerability, improvements in BCVA, CST, SRF, and durability of effect. UNITY anticipates receiving initial results from the Phase 2a proof-of-concept study in patients with DME in the first of half of 2022.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $15.8 million and $28.0 million for the three months ended March 31, 2021 and 2020, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of March 31, 2021, we had an accumulated deficit of $355.1 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

In August 2020 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc. and $25.0 million dollars was advanced to us upon execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of March 31, 2021 will not be reached as they were dependent, in whole or in part, upon the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. Starting in July 2021, we will be subject to a liquidity covenant requiring us to maintain a cash reserve of at least $15.0 million. We will make interest only payments through September 1, 2022 and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

Prior to entering the Loan Agreement, we have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the Initial ATM Offering Program. On July 31, 2020, we entered into a second sales agreement, or the July 2020 Sales Agreement, with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program, or the Additional ATM Offering Program in which Cowen will act as sales agent. As of March 31, 2021, we have sold all shares of our common stock available through our Initial ATM Offering Program and 33,561 shares of our common stock through the Additional ATM Offering Program.

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

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions, clinical research organizations, or CROs, and Institutional Review Boards under whose auspices we conduct our clinical trials. These strains have resulted in limits on the initiation of new clinical trials, slowing or halting enrollment in existing trials and restrictions placed upon on-site monitoring activities of clinical trials. Prior to the initiation of our Phase 1 study of UBX1325, we amended the clinical study protocols to enable remote data collection for clinical sites that were limited in their ability to conduct study visits in person, for either site or patient safety reasons. We also instituted remote data source verification procedures to limit the extent that on-site monitoring was required.

Although we rely on third party manufacturers to supply UBX1325, there have been no disruptions in our supply chain of drug manufacturers necessary to conduct our Phase 1 and Phase 2a studies of UBX1325, and we believe we have sufficient supply of drug inventories to complete our current studies in ophthalmologic disease.

In late February 2020, we created an internal, cross-functional COVID-19 Response Team to closely monitor the evolving situation and manage our response in compliance with applicable federal, state, and local guidance. We have implemented protocols designed to reduce onsite staff, increased testing and monitoring, facilitated remote working and will continue to monitor the situation and plan for re-entry as permitted by applicable laws or regulations and consistent with the best interests of our employees and business needs.

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

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the three months ended March 31, 2021 and 2020.

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into during the year ended December 31, 2020.

Other Expense

We held an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong Kong-based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock prices available on the Hong Kong Stock Exchange. During the year ended December 31, 2020, we sold our entire equity investment in Ascentage International. Other expense includes the recognized gains and losses resulting from the sale of the investment in this equity security and the previous changes in fair value.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Summary of Operations Data:
Operating expenses:
Research and development	$8,717	$19,265	$(10,548)
General and administrative	6,226	5,953	273
Change in fair value of contingent consideration	—	(221)	221
Impairment of long-lived assets	—	2,159	(2,159)
Total operating expenses	14,943	27,156	(12,213)
Loss from operations	(14,943)	(27,156)	12,213
Interest income	36	527	(491)
Interest expense	(775)	—	(775)
Other expense	(74)	(1,409)	1,335
Net loss	$(15,756)	$(28,038)	$12,282

Research and Development

Research and development expenses decreased by $10.6 million, to $8.7 million for the three months ended March 31, 2021 from $19.3 million for the three months ended March 31, 2020. The decrease was primarily due to decreases of $6.0 million in direct research and development expenses due to termination of UBX0101, $2.8 million in personnel costs due to reduction in force, $0.9 million in laboratory supplies and $0.9 million in facilities-related costs.

General and Administrative

General and administrative expenses increased by $0.3 million, to $6.2 million for the three months ended March 31, 2021 from $5.9 million for the three months ended March 31, 2020. The increase was primarily due to increases of $0.4 million in facilities-related costs and $0.1 million in insurance-related expense, offset by a decrease of $0.2 million in professional fees.

Change in Fair Value of Contingent Consideration

There was no contingent consideration liability at March 31, 2021 and December 31, 2020. The change in fair value of contingent consideration for the three months ended March 31, 2020 reflects a decrease of $0.2 million in the contingent consideration liability, which was primarily due to changes in our stock price.

Impairment of Long-Lived Assets

There were no impairment charges for the three months ended March 31, 2021. Impairment charges for the three months ended March 31, 2020 consisted of impairment of long-lived assets. On February 1, 2020, we evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.2 million.

Interest Income

Our interest income was insignificant for the three months ended March 31, 2021 as compared to $0.5 million for the three months ended March 31, 2020. Interest income is earned from our funds invested in cash equivalents and marketable securities. The decrease for the three months ended March 31, 2021 is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.8 million for the three months ended March 31, 2021 related to the Loan Agreement.

Other Expense

Other expense was $0.1 million for the three months ended March 31, 2021 as compared to $1.4 million for the three months ended March 31, 2020. The decrease was primarily due to the change in the fair value of our investment in the common stock of Ascentage International. The entire investment was sold in 2020.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of March 31, 2021, we had an accumulated deficit of $355.1 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, or IPO, and more recently through proceeds from our new Loan Agreement, the Initial ATM Offering Program, and the Additional ATM Offering Program and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

In August 2020, we entered into the Loan Agreement with Hercules Capital, Inc. pursuant to a term loan, subject to certain terms and conditions. $25.0 million dollars was advanced to us on the date of execution of the Loan Agreement. We will make interest only payments through September 1, 2022 and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the Initial ATM Offering Program. The SEC declared the Shelf Registration Statement effective in June 2019. In June 2019, we also entered into a sales agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through the Initial ATM Offering Program under which Cowen acts as sales agent.

In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional at-the-market offering under the Securities Act of 1933, as amended, or the Additional ATM Offering Program. In July 2020, we entered into a second sales agreement with Cowen to sell an additional $50.0 million of our shares of common stock through the Additional ATM Offering Program in which Cowen acts as sales agent. During the three months ended March 31, 2021, we issued and sold 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million. As of March 31, 2021, no proceeds remained available to be sold under our Initial ATM Offering Program and approximately $49.7 million of Additional ATM Offering Program proceeds remained available to be sold under our Additional ATM Offering Program.

Future Funding Requirements

To date we have not generated any revenue from contracts with customers. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, since becoming a public company, we continue to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $355.1 million through March 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the second half of 2022, which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 1 safety and tolerability study of UBX1325, our Phase 2a proof-of-concept study in a broader population of patients with DME, and our additional planned clinical studies in our ophthalmology program;

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

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract, hire, and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(15,091)	$(25,073)
Cash provided by investing activities	14,062	3,666
Cash provided by financing activities	10,064	8,993
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,035	$(12,414)

Operating Activities

Cash used in operating activities of $15.1 million for the three months ended March 31, 2021 consisted primarily of a net loss of $15.8 million, adjusted for net non-cash charges of $3.4 million and changes in net operating assets and liabilities of $2.7 million. Our non-cash charges consisted primarily of $2.8 million in stock-based compensation, $0.8 million in depreciation and amortization, $0.5 million amortization of debt issuance costs and premium and discounts on marketable securities, partially offset by $0.6 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of decreases of $3.5 million in accrued compensation, $0.6 million in accounts payable and $0.2 million in accrued and other current liabilities, offset by a decrease of $1.6 million in prepaid expenses and other current assets.

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

Investing Activities

Cash provided by investing activities of $14.1 million for the three months ended March 31, 2021 was related to maturities of marketable securities of $52.3 million, offset by purchases of marketable securities of $38.2 million.

Cash provided by investing activities of $3.7 million for the three months ended March 31, 2020 was related primarily to maturities of marketable securities of $40.7 million, which were offset by purchases of marketable securities of $37.0 million.

Financing Activities

Cash provided by financing activities of $10.1 million for the three months ended March 31, 2021 was primarily related to $8.9 million in proceeds from the sale of common stock through our ATM Offering Programs, net of issuance costs and $1.2 million proceeds from issuance of common stock upon exercise of stock options, net of repurchases.

Cash provided by financing activities of $9.0 million for the three months ended March 31, 2020 was related primarily to $8.8 million in proceeds from the sale of common stock through our ATM Offering Programs, net of issuance costs, and $0.2 million proceeds from issuance of common stock upon exercise of stock options.

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

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat diseases of aging. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Agreements and Strategic Investments,” to our condensed financial statements for additional information.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents and marketable securities of $110.2 million as of March 31, 2021, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of March 31, 2021, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $25.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at March 31, 2021 was 12.40%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties have been and may continue to be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with our condensed financial statements as of and for the three months ended March 31, 2021 and our financial statements as of December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes accompanying those financial statements.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

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

In October 2020, we initiated a Phase 1 study of UBX1325 in patients with diabetic macular edema, or DME, or age-related macular degeneration, or AMD. The primary outcome measure was ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 evaluated by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration, depending on the dosing cohort Based on the Phase 1 data known as of May 2021, we initiated the Phase 2a proof-of-concept clinical study of UBX1325 in a broader population of patients with DME. Initial results for the Phase 2a are expected in in the first half of 2022.

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2021 and 2020 was approximately $15.8 million and $28.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of $355.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $110.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our drug candidates, including UBX1325, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies, including our ongoing Phase 1 safety and tolerability study of UBX1325, our Phase 2a proof-of-concept study of UBX1325 in a broader population of patients with DME, and our additional planned clinical studies in our ophthalmology program;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our current drug candidates or any future drug candidates;

•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our current drug candidates or any future drug candidates and any products we successfully commercialize;

•	the expenses needed to attract, hire, and retain skilled personnel;

•	the cost of building a sales force and related functions in anticipation of product commercialization;

•	the cost of commercialization activities if our current drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

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

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. In response to the COVID-19 pandemic, we implemented a reduced onsite staffing model in mid-March 2020, and as the COVID-19 pandemic evolves we may be required to take additional actions that impact the prioritization of programs as required by applicable laws or regulations, or which we determine to be in the best interest of our employees and our business.

Our near-term objective is to demonstrate in our clinical studies that local treatment with senolytic molecules can alter the course of diseases of aging. To accomplish this goal, we completed an Investigational New Drug application, or IND-enabling non-clinical toxicology studies with UBX1325, a senolytic, small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL in the third quarter of 2020. We initiated a Phase 1 clinical study of UBX1325 in October 2020 and a Phase 2a proof-of-concept clinical study of UBX1325 in May 2021. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence and completion may be delayed.

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

We are developing a pipeline of drug candidates to treat diseases of aging. Our foundational science and lead drug candidates are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or modulating accumulated senescent cells, when administered locally. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, our approach to treating diseases of aging is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We have only recently begun testing our senolytic molecules in humans and the majority of our current data supporting our hypothesis regarding senescence biology is limited to pre-clinical animal models and in vitro cell lines, the results of which may not translate into humans. We currently have no conclusive evidence in humans, that the accumulation or modulation of senescent cells is the underlying cause of tissue damage and dysfunction associated with many diseases of aging. For example, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we are not progressing UBX0101 into pivotal studies and have narrowed our near-term focus to our ongoing ophthalmologic and neurologic disease programs.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have ceased development of UBX0101 for patients with moderate-to-severe painful osteoarthritis of the knee following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, we completed IND-enabling studies, and in July 2020, we filed an IND for our lead drug candidate, UBX1325. We initiated a Phase 1 clinical study of UBX1325 in October 2020 and a Phase 2a proof-of-concept clinical study of UBX1325 in May 2021. Patients continue to complete all study visits in the Phase 1 study, and additional safety and tolerability data results from the Phase 1 study are anticipated in the second quarter of 2021. Assuming clinical sites are able to recruit and retain investigators and study staff and enroll patients, initial results from the Phase 2a study are expected in the first half of 2022. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

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

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy, and acceptable risk-to-benefit profile of our current drug candidates or any future drug candidates;

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

•	the willingness of physicians, professional societies, operators of clinics, hospitals, and patients to recommend, utilize, or adopt any of our future drug candidates to treat diseases of aging;

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

•

acceptance by physicians, payors, and patients of the benefits, safety, and efficacy of our drug candidates or any future drug candidates, if approved, including relative to alternative and competing treatments;

•	patient demand for our drug candidates, if approved;

•	our ability to establish and enforce intellectual property rights in and to our drug candidates or any future drug candidates; and

•	our ability to avoid third-party patent interference, intellectual property challenges, or intellectual property infringement claims.

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

For the Phase 1 safety and tolerability clinical study for UBX1325, we adapted the clinical study protocol and standard operating procedures to enable a number of adaptations such as: remote data collection for clinical sites when possible; the option for remote data source verification procedures to limit on-site monitoring; transportation options for patients to utilize for study visit adherence; selection and use of central reading centers and centralized laboratories that do not require source data verification; flexible visit windows to increase study visit adherence; and geographic distribution of sites to mitigate variation in local restrictions. For the Phase 2a proof-of-concept clinical study for UBX1325, we are making similar adaptations to accommodate patients and sites for the COVID-19 pandemic.

These actions enable the collection of all major endpoints if patients adhere with the study visit schedule. Assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, clinical examinations, or imaging.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors impacted our supply of UBX0101 prior to our decision to shut down further clinical advancement of that program. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our ongoing clinical trials, including our Phase 1 study and recently initiated Phase 2a study in ophthalmology disease.

Several of the contract research organizations, or CROs, that provide preclinical services to us are based in China and India and experienced temporary shutdowns in February and March due to government mandates. In each case we were able to reassign the balance of activities to other CROs and the shutdowns did not impact our preclinical timelines. CROs based in the United States that provide preclinical services are experiencing heavy demand, which may impact their ability to start new studies and could lead to delays in the commencement of our preclinical studies. Several of our U.S.-based academic research partners have also experienced shutdowns which has slowed progress on several early-stage projects, none of which impacted our preclinical timelines.

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

The global pandemic of the COVID-19 coronavirus continues to evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our drug candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our drug candidates is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical studies;

•	our inability to demonstrate that the clinical and other benefits of any of our drug candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the formulation, labeling or specifications of our current or future drug candidates, including UBX1325;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Separately, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Although we initiated our Phase 1 safety and tolerability clinical study for UBX1325 in October 2020 and our Phase 2a proof-of-concept clinical study for UBX1325 in May 2021, we may experience delays in completing our ongoing studies of UBX1325. We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors. For example, for our Phase 1 and Phase 2a studies for UBX1325, clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

•	obtaining institutional review board, or IRB, approval at each trial site;

•	recruiting an adequate number of suitable patients to participate in a trial;

•	having subjects complete a trial or return for post-treatment follow-up;

•	encountering difficulties in gathering the range of biological data from patients needed to fully assess the impact of our drug candidates;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	addressing subject safety concerns that arise during the course of a trial;

•	adding a sufficient number of clinical study sites; or

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, even though UBX0101 was generally well tolerated in our completed Phase 1 and Phase 2 clinical studies, and UBX1325 has been well tolerated in our ongoing Phase 1 clinical study with no significant adverse findings as of May 2021, any clinical studies we initiate, including the Phase 2a proof-of-concept clinical study of UBX1325 we initiated in May 2021, could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as our senior scientists. In March 2020, our prior Chairman and Chief Executive Officer, Keith R. Leonard, resigned from his position as Chief Executive Officer and was replaced by Anirvan Ghosh, Ph.D. In addition, in July 2020, our prior Chief Financial Officer, Robert C. Goeltz II, resigned from his position as Chief Financial Officer, and he was replaced by Lynne Sullivan, and our prior President, Nathaniel David, Ph.D., resigned from his position in December 2020. In addition, following the announcement of our Phase 2 clinical trial results for UBX0101, we implemented a corporate restructuring resulting in the elimination of a significant portion of the workforce. These events have resulted in additional loss of personnel, both planned and unplanned. Continued disruption caused by the transition or by the loss of ongoing services of any other members of our senior management team or our senior scientists could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical studies or the commercialization of our current drug candidates or any future drug candidates.

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

We have conducted in the past and are currently conducting preclinical trials in the United States, Canada and China and contract with third-party suppliers in the United States, China and Denmark. Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. The COVID-19 pandemic could disrupt the ability of our third-party service providers to deliver agreed upon services, regardless of our third-party service provider’s physical location. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways, including Calico. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), intravitreal steroid (dexamethasone), and pan-retinal photocoagulation by laser. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Alcon, Roche/Genentech, Kodiak Sciences, Graybug Vision, Ocular Therapeutix, and Regeneron.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our drug candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug candidates. Assuming we obtain coverage for our drug candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our drug candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

As of March 31, 2021, we had 63 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our current drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We utilize external collaborations and currently maintain approximately five active early-stage research and discovery focused collaborations. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our drug candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-

consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations, or other arrangements that we may establish may not be favorable to us.

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

•

a collaborator with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

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

Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop treating certain conditions, obtain licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs. For example, litigation can involve substantial damages for infringement (and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees), and the court could prohibit us from selling or licensing our products unless the third-party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible at all or may require substantial monetary expenditures and time, during which our products may not be available for manufacture, use, or sale.

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

As of March 31, 2021, we own, co-own, or have an exclusive license in certain fields of use to more than 160 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 43 issued and allowed U.S. patents and applications and 33 granted and allowed foreign patents and applications, respectively. One of our U.S. patent applications includes a recently allowed composition of matter patent filing claiming the specific chemical structure of UBX1325, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our drug candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to commercialize our drug candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our drug candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program, or Initial ATM Offering Program, under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an additional at-the-market equity offering program, or our Additional ATM Offering Program, under which Cowen acts as our sales agent. As of December 31, 2019, we had sold 3,974,908 shares of common stock under the June 2019 Sales Agreement for total net proceeds of $26.1 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our Initial ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million. There have been no shares sold under our Additional ATM Offering Program as of December 31, 2020. During the three months ended March 31, 2021, we issued and sold 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46.6% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-

U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, the creation of fraudulent data in our preclinical studies or clinical studies, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

There were no sales of unregistered securities during the three months ended March 31, 2021.

b) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4
10.1#	Employment Agreement, dated March 8, 2021, by and between Unity Biotechnology, Inc. and Alexander Nguyen				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: May 11, 2021	By: /s/ Anirvan Ghosh Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By: /s/ Lynne Sullivan Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)