Form 10-Q
period 2021-06-30
Unity Biotechnology, Inc.
filed 2021-08-10
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 55,104,250 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,498	$17,807
Short-term marketable securities	70,445	79,892
Prepaid expenses and other current assets	3,665	3,167
Total current assets	87,608	100,866
Property and equipment, net	11,251	12,627
Operating lease right-of-use assets	22,416	23,509
Long-term marketable securities	13,542	17,871
Restricted cash	1,446	1,446
Total assets	$136,263	$156,319
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,898	$2,558
Accrued compensation	2,613	5,355
Accrued and other current liabilities	8,884	6,550
Total current liabilities	13,395	14,463
Operating lease liability, net of current portion	32,036	34,468
Long-term debt, net	24,892	24,508
Other long-term liabilities	23	—
Total liabilities	70,346	73,439
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 55,104,250 and 53,253,213 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	438,788	422,379
Related party promissory notes for purchase of common stock	—	(210)
Accumulated other comprehensive gain	5	5
Accumulated deficit	(372,881)	(339,299)
Total stockholders’ equity	65,917	82,880
Total liabilities and stockholders’ equity	$136,263	$156,319

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,016	$16,123	$19,733	$35,388
General and administrative	5,980	6,320	12,206	12,273
Change in fair value of contingent consideration	—	906	—	685
Impairment of long-lived assets	—	—	—	2,159
Total operating expenses	16,996	23,349	31,939	50,505
Loss from operations	(16,996)	(23,349)	(31,939)	(50,505)
Interest income	26	340	62	867
Interest expense	(784)	—	(1,559)	—
Other income (expense), net	(72)	4,342	(146)	2,933
Net loss	(17,826)	(18,667)	(33,582)	(46,705)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable debt securities	(10)	(141)	—	142
Comprehensive loss	$(17,836)	$(18,808)	$(33,582)	$(46,563)
Net loss per share, basic and diluted	$(0.32)	$(0.38)	$(0.62)	$(0.96)
Weighted-average number of shares used in computing net loss per share, basic and diluted	54,859,727	49,659,153	54,516,445	48,606,768

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under at-the-market equity ("ATM") offering program	1,220,629	—	8,892	—	—	—	—	8,892
Issuance of common stock upon exercise of stock options	259,019	—	1,183	—	—	—	—	1,183
Repurchase of early exercised shares	(33,370)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	2,744
Vesting of restricted stock units	88,218	—	—	—	—	—	—	—
Reclass of promissory notes for purchase of common stock	—	—	—	210	(210)	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(15,756)	(15,756)
Balances at March 31, 2021	54,787,709	$5	$435,198	$—	$(210)	$15	$(355,055)	$79,953
Issuance of common stock upon exercise of stock options	238,519	—	612	—	—	—	—	612
Stock-based compensation	—	—	2,782	—	—	—	—	2,782
Issuance of common stock under 2018 ESPP	54,943	—	196	—	—	—	—	196
Vesting of restricted stock units	23,079	—	—	—	—	—	—	—
Repayment of promissory note for purchase of common stock	—	—	—	—	210	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(17,826)	(17,826)
Balances at June 30, 2021	55,104,250	$5	$438,788	$—	$—	$5	$(372,881)	$65,917

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under ATM offering program	1,513,840	—	8,763	—	—	—	—	8,763
Issuance of common stock upon exercise of stock options	73,049	—	249	—	—	—	—	249
Vesting of early exercised stock options	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	3,225	—	—	—	—	3,225
Common stock issued for services	43,550	—	100	—	—	—	—	100
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	(28,038)	(28,038)
Balances at March 31, 2020	48,857,504	$5	$379,072	$(210)	$(418)	$373	$(273,493)	$105,329
Issuance of common stock, net of issuance costs, under ATM offering program	2,594,030	—	20,731	—	—	—	—	20,731
Issuance of common stock upon exercise of stock options	105,142	—	355	—	—	—	—	355
Issuance of common stock from restricted stock units	103,020	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	132	—	—	—	—	132
Stock-based compensation	—	—	4,079	—	—	—	—	4,079
Issuance of common stock under 2018 ESPP	69,815	—	385	—	—	—	—	385
Repayment of promissory note for purchase of common stock	—	—	—	—	56	—	—	56
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	—	—	(18,667)	(18,667)
Balances at June 30, 2020	51,729,511	$5	$404,754	$(210)	$(362)	$232	$(292,160)	$112,259

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(33,582)	$(46,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,501	1,814
Amortization of debt issuance costs	384	—
Net accretion and amortization of premium and discounts on marketable securities	603	(54)
Stock-based compensation	5,526	7,421
Non-cash rent expense	(1,124)	(106)
Impairment of long-lived assets	—	2,159
Change in fair value of strategic investment	—	(3,060)
Change in fair value of contingent consideration	—	685
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(498)	(2,002)
Other long-term assets	—	29
Accounts payable	(696)	(1,262)
Accrued compensation	(2,742)	(2,271)
Accrued liabilities and other current liabilities	2,130	(1,005)
Other long-term liabilities	23	—
Net cash used in operating activities	(28,475)	(44,357)
Investing activities
Purchase of marketable securities	(56,577)	(49,792)
Maturities of marketable securities	69,750	65,345
Realized gain on sale of strategic investments	—	799
Purchase of property and equipment	(90)	(377)
Net cash provided by investing activities	13,083	15,975
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	8,893	29,494
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,784	—
Proceeds from issuance of common stock under equity incentive plans, net of repurchases	—	604
Proceeds from repayment of recourse notes	210	56
Proceeds from issuance of common stock under 2018 ESPP	196	385
Payments made on capital lease obligations	—	(38)
Net cash provided by financing activities	11,083	30,501
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,309)	2,119
Cash, cash equivalents and restricted cash at beginning of the period	19,253	38,919
Cash, cash equivalents and restricted cash at end of the period	$14,944	$41,038
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,182	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable and accrued liabilities	$36	$30
Issuance of shares in settlement of share-based liability	$—	$100

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to slow, halt, or reverse diseases of aging. The Company devotes substantially all of its time and efforts to performing research and development, raising capital, and recruiting personnel. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $372.9 million and $339.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company had net losses of $17.8 million and $33.6 million for the three and six months ended June 30, 2021, respectively, net losses of $18.7 million and $46.7 million for the three and six months ended June 30, 2020, respectively, and net cash used in operating activities of $28.5 million and $44.4 million for the six months ended June 30, 2021 and 2020, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined below) and the Term Loan Facility (as defined below), and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations. See Note 7, “Term Loan Facility”.

The Company had cash, cash equivalents, and marketable securities of $97.5 million as of June 30, 2021. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve (12) months following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Cash, Cash Equivalents, and Restricted Cash

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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$13,498	$17,807
Restricted cash	1,446	1,446
Total cash, cash equivalents, and restricted cash	$14,944	$19,253

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

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and marketable securities. Substantially all of the Company’s cash and cash equivalents and restricted cash is deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash deposits.

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of June 30, 2021, the Company had no off-balance sheet concentrations of credit risk.

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

Research and Development Expenses and Accruals

Costs related to research, design, and development of drug candidates are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses for personnel contributing to research and development activities, laboratory supplies, outside services, licenses acquired to be used in research and development, manufacturing of clinical material, pre-clinical testing and consultants and allocated overhead, including rent, equipment, depreciation, and utilities. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its condensed financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the six months ended June 30, 2021 and 2020.

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

The Company has subleased all of its Brisbane, California facility and a portion of its South San Francisco, California facility under agreements considered to be operating leases according to ASC 842. The Company has not been legally released from its primary obligations under the original leases and therefore it continues to account for the original leases as it did before commencement of the subleases. The Company records both fixed and variable payments received from the sublessee in its statements of operations on a straight-line basis as an offset to rent expense.

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

The FFCR Act, CARES Act, Trailer Bill, and CAA did not have a material impact on the Company’s condensed financial statements as of June 30, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act, and Trailer Bill may have on its business, results of operations, financial condition, and liquidity.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its condensed financial position, results of operations, and disclosures.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,498	$9,498	$—	$—
Total cash equivalents	9,498	9,498	—	—
Short-term marketable securities:
U.S. government debt securities	9,037	—	9,037	—
U.S. treasuries	61,408	—	61,408	—
Total short-term marketable securities	70,445	—	70,445	—
Long-term marketable securities:
U.S. treasuries	11,497	—	11,497	—
U.S. government debt securities	2,045	—	2,045	—
Total long-term marketable securities	13,542	—	13,542	—
Total assets subject to fair value measurements on a recurring basis	$93,485	$9,498	$83,987	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,686	$13,686	$—	$—
Total cash equivalents	13,686	13,686	—	—
Short-term marketable securities:
U.S. treasuries	55,349	—	55,349	—
U.S. and foreign commercial paper	11,999	—	11,999	—
U.S. and foreign corporate debt securities	1,001	—	1,001	—
U.S. government debt securities	11,543	—	11,543	—
Total short-term marketable securities	79,892	—	79,892	—
Long-term marketable securities:
U.S. treasuries	7,370	—	7,370	—
U.S. government debt securities	10,501	—	10,501	—
Total long-term marketable securities	17,871	—	17,871	—
Total assets subject to fair value measurements on a recurring basis	$111,449	$13,686	$97,763	$—

The Company estimates the fair value of its money market funds, U.S. and foreign commercial paper, U.S. and foreign corporate debt securities, U.S. treasuries, and U.S. government debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company's financial instruments.

The Company had previously recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”). See Note 5, “License Agreements and Strategic

Investment”. The fair value of the contingent consideration liability at December 31, 2019 included inputs not observable in the market and thus represented a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements was estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilized current stock price and reflected the probability and timing of future issuances of shares. As a result of settlements and changes made to the Commercial Agreements, there was no contingent consideration liability at June 30, 2021 and December 31, 2020.

The following table provides a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2020 (in thousands):

Amount
Balance at December 31, 2019	$1,131
Additions	—
Settlements	—
Change in fair value	685
Balance at June 30, 2020	$1,816

There were no transfers into and out of Level 3 of the fair value hierarchy during the six months ended June 30, 2021 and 2020.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$9,498	$—	$—	$9,498
Total cash equivalents	9,498	—	—	9,498
Short-term marketable securities:
U.S. government debt securities	9,035	2	—	9,037
U.S. treasuries	61,401	8	(1)	61,408
Total short-term marketable securities	70,436	10	(1)	70,445
Long-term marketable securities:
U.S. treasuries	11,502	—	(5)	11,497
U.S. government debt securities	2,044	1	—	2,045
Total long-term marketable securities	13,546	1	(5)	13,542
Total	$93,480	$11	$(6)	$93,485

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,686	$—	$—	$13,686
Total cash equivalents	13,686	—	—	13,686
Short-term marketable securities:
U.S. and foreign commercial paper	11,998	1	—	11,999
U.S. and foreign corporate debt securities	1,001	—	—	1,001
U.S. government debt securities	11,541	2	—	11,543
U.S. treasuries	55,350	2	(3)	55,349
Total short-term marketable securities	79,890	5	(3)	79,892
Long-term marketable securities
U.S. treasuries	7,369	1	—	7,370
U.S. government debt securities	10,498	3	—	10,501
Total long-term marketable securities	17,867	4	—	17,871
Total	$111,443	$9	$(3)	$111,449

At June 30, 2021, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2021 and December 31, 2020. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

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

As of June 30, 2021, pursuant to these agreements, the Company had issued 974,980 shares of common stock to Ascentage Pharma and 186,667 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2a proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2a UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma. The Company has elected to settle in shares of the Company’s common stock, which will be determined based on the fixed dollar amount. These shares will be issued in the three months ended September 30, 2021. The milestone payment is accrued and recognized as research and development expense in the statement of operations and comprehensive loss during the three months ended June 30, 2021.

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

Strategic Investment

The Company previously held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s condensed balance sheets. The fair value of the Company’s equity investment in Ascentage International was zero as of June 30, 2021 and December 31, 2020. The change in fair value of this investment was $4.4 million and $3.1 million for the three and six months ended June 30, 2020, respectively, and was recorded in other expense on the condensed statements of operations and comprehensive loss.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. During the period ended June 30, 2020, the research and development expense under the research services agreement was not material to the Company’s financial statements.

Other License Agreements with Research Institutions

In May 2019, the Company entered into an exclusive license agreement with The Regents of the University of California on behalf of its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale, and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee except in years in which the Company is responsible for royalties to UCSF and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on the type of Licensed Product commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of June 30, 2021. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not probable at June 30, 2021 or December 31, 2020. To date, none of these events have occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,091	$1,144	$2,187	$2,444
Variable lease cost	387	363	853	641
Sublease income	(390)	—	(535)	—
Impairment of operating lease right-of-use asset	—	—	—	1,157
Total lease cost	$1,088	$1,507	$2,505	$4,242

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,313	$2,557
Weighted-average remaining lease term (years)
Operating leases	8.1	8.8
Weighted-average discount rate (percentage)
Operating leases	5.9%	5.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2021 (in thousands):

Amount
2021 (remaining 6 months)	$3,343
2022	6,283
2023	4,810
2024	4,964
2025	5,123
Thereafter	22,179
Total future minimum lease payments	46,702
Less: Amount representing interest	(9,930)
Present value of future minimum lease payments	36,772
Less: Current portion of operating lease liability	(4,736)
Noncurrent portion of operating lease liability	$32,036

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million during the six months ended June 30, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the three and six months ended June 30, 2021.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.4 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. No impairment loss was recorded during the three and six months ended June 30, 2021.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of June 30, 2021 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. The Company expects to make interest only payments through September 1, 2022 and expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On June 30, 2021, the rate was 9.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At June 30, 2021, the effective interest rate was 12.40%.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s intellectual property as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent financing as defined up to a maximum aggregate amount of $2.0 million. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants (including a liquidity covenant beginning July 1, 2021, requiring the Company to maintain at least $15.0 million in unrestricted cash), and events of default, including a material adverse change in the Company’s business, payment defaults, breaches of covenants following any applicable cure period, and a material impairment in the perfection or priority of Hercules’ security interest in the collateral. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2021, the Company was in compliance with all covenants under the Loan Agreement.

As of June 30, 2021, the carrying value of the term loan consists of $25.0 million principal outstanding less the debt discount and issuance costs of approximately $1.7 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively. There was no interest expense for the three and six months ended June 30, 2020.

Future principal payments for the long-term debt are as follows (in thousands):

June 30, 2021
2021 (for the remaining 6 months)	$—
2022	3,838
2023	12,272
2024	8,890
Total principal payments	25,000
End of term fee due at maturity in 2024	1,562
Total principal and end of term fee payments	26,562
Unamortized discount and debt issuance costs	(1,670)
Long-term debt, net	$24,892

8. Related Party Transactions

In January 2018, the Company issued full-recourse promissory notes to a non-executive officer employee of the Company for an aggregate principal amount of $0.2 million with an interest rate of 2.5% per annum. All of the principal was used to early exercise options for 59,322 shares of the Company’s common stock. In December 2019, the full recourse note was deemed satisfied and superseded by a new full recourse promissory note agreement with a principal amount of $0.2 million and an interest rate of 1.51% per annum. In January 2021, the non-executive officer employee terminated his employment with the Company. As at March 31, 2021 the Company reclassified the $0.2 million recorded on the balance sheet in stockholders’ equity as ‘Related party promissory note for purchase of common stock’ to ‘Promissory notes for purchase of common stock’. The balance was repaid in full during the three months ended June 30, 2021.

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

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the three months ended June 30, 2021, there were no shares of the Company’s common stock sold through either the Initial ATM Offering Program or the Additional ATM Offering Program. During the six months ended June 30, 2021, there were 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million.

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

11. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2020	7,475,472	$6.88
Granted	2,638,838	$5.23
Exercised	(430,047)	$3.64
Canceled	(1,059,012)	$9.09
Balances at June 30, 2021	8,625,251	$6.27

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	2,922,077	$3.44
Granted	536,723	$5.02
Vested	(111,297)	$6.58
Canceled	(357,380)	$3.35
Unvested at June 30, 2021	2,990,123	$3.62

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

In March 2020, the board of directors granted the Company’s newly hired Chief Executive Officer stock-based awards covering an aggregate of 1.1 million shares of common stock, including options to purchase an aggregate of 800,000 shares of common stock, 120,000 RSUs, 150,000 PSUs, and 30,000 shares of common stock. The stock-based awards were granted pursuant to the 2020 Employment Inducement Incentive Plan, which was approved by the board of directors in March 2020 to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company.

The 30,000 shares of common stock were fully vested on the date of grant and thus, the related compensation expense of $0.2 million was recognized on the grant date. The stock options and RSUs will vest subject to continued service through the applicable vesting date.

The PSUs were originally scheduled to vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.875 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.875 and as to 100,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted-average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to the Company’s stockholders is equal to at least $2.5 billion, as determined by the Company’s board of directors. In January 2021, the board of directors modified the PSUs to vest as to 50,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $18 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $18.00 and as to 100,000 PSUs upon the attainment of (x) a volume-weighted average per share closing trading price of the Company’s common stock of at least $36.00 over a trailing 30-day period or (y) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $36.00, as determined by the Company’s board of directors.

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

In June 2021, the board of directors modified 33,370 performance and market contingent stock options with vesting conditions that required the combination of a liquidity event, change of control or IPO with a market condition at prescribed levels. The modification removed the performance condition and adjusted the market conditions to a date on which the Company attains a valuation of at least one billion dollars measured by the volume-weighted average per share closing trading price of the Company’s common stock over a trailing 30-day period. The fair value of the options on the modification date of $102,000 will be amortized to expense over the implied service periods of 1.85 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,108	$1,937	$2,189	$3,472
General and administrative	1,674	2,167	3,337	3,949
Total	$2,782	$4,104	$5,526	$7,421

There was no stock-based compensation expense related to awards accounted for as liability awards for the three and six months ended June 30, 2021, and the three months ended June 30, 2020. The Company recorded $0.1 million of expense related to awards accounted for as liability awards during the six months ended June 30, 2020.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,826)	$(18,667)	$(33,582)	$(46,705)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	54,859,727	49,659,153	54,516,445	48,606,768
Net loss per share—basic and diluted	$(0.32)	$(0.38)	$(0.62)	$(0.96)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2021	2020
Options to purchase common stock	8,625,251	9,468,522
Early exercised common stock subject to future vesting	33,370	80,285
RSUs	2,990,123	840,642
Shares subject to 2018 ESPP	80,778	68,188
Total	11,729,522	10,457,637

Upon the dosing of the first patient in the Phase 2a UBX1325 study in June 2021, a milestone payment of $2.0 million to Ascentage Pharma was triggered. The liability will be settled in shares of the Company’s common stock. The number of shares will be determined based on the fixed dollar amount and the 20 days average trading price prior to the issuance date. The Company has up to 60 days from the date of achievement of the milestone to issue the shares. The issuance of the shares would be anti-dilutive for the three and six months ended June 30, 2021, and therefore, these shares have not been included in the calculation of dilutive net loss per share.

Up to 89,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Agreements and Strategic Investments,” to our condensed financial statements for additional information.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three and six months ended June 30, 2021, the Company recorded matching contributions of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, the Company recorded matching contributions of $0.1 million and $0.3 million, respectively.

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, a member of the Bcl-2 family of apoptosis-regulatory proteins. Our goal with UBX1325 is to transformationally improve real-world outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, we dosed our first patient in a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which informed the final dose for the Phase 2a study in DME. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial. UBX1325 was well-tolerated with no treatment-related adverse events or dose-limiting toxicities. Additionally, the majority of DME and nAMD patients treated with a single injection of UBX1325 demonstrated rapid improvements in best-corrected visual acuity (BCVA), central subfield thickness (CST), and sub- and intra-retinal fluid (SRF, IRF), all key clinical measures of disease progression.

In May 2021, we initiated our Phase 2a proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME and dosed our first patient in June 2021. Approximately 60 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients. Initial 12-week safety and efficacy data is expected in the first half of 2022, and patients will continue to be followed through 24 weeks post-injection. Endpoints being explored in the study include safety and tolerability, improvements in BCVA, CST, SRF, and durability of effect. On August 5, 2021, we completed enrollment of additional patients with nAMD into the Phase 1 study of UBX1325 to potentially support a Phase 2a study in nAMD. Safety and initial efficacy data from these Phase 1 nAMD patients is expected in the second half of 2021. This will inform the design and initiation of a potential Phase 2a proof-of-concept study in nAMD, for which initial efficacy data could be available as early as the first half of 2022.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $17.8 million and $33.6 million for the three and six months ended June 30, 2021, respectively, and $18.7 million and $46.7 million for the three and six months ended June 30, 2020, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of June 30, 2021, we had an accumulated deficit of $372.9 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

In August 2020 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc. and $25.0 million dollars was advanced to us upon execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of June 30, 2021 will not be reached as they were dependent, in whole or in part, upon the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. Starting in July 2021, we will be subject to a liquidity covenant requiring us to maintain a cash reserve of at least $15.0 million. We will make interest only payments through September 1, 2022 and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

Prior to entering the Loan Agreement, we have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the Initial ATM Offering Program. On July 31, 2020, we entered into a second sales agreement, or the July 2020 Sales Agreement, with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program, or the Additional ATM Offering Program in which Cowen will act as sales agent. As of June 30, 2021, we have sold all shares of our common stock available through our Initial ATM Offering Program and 33,561 shares of our common stock through the Additional ATM Offering Program. During the three months ended June 30, 2021, we did not have any sales under our ATM Offering Programs.

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

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions, clinical research organizations, or CROs, and Institutional Review Boards under whose auspices we conduct our clinical trials. These strains have resulted in limits on the initiation of new clinical trials, slowing or halting enrollment in existing trials and restrictions placed upon on-site monitoring activities of clinical trials. Prior to the initiation of our Phase 1 and Phase 2a studies of UBX1325, we amended the clinical study protocols to enable remote data collection for clinical sites that were limited in their ability to conduct study visits in person, for either site or patient safety reasons. We also instituted remote data source verification procedures to limit the extent that on-site monitoring was required.

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

Components of Our Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our drug candidates, which include:

•	personnel-related expenses, including salaries, benefits, severance, and stock-based compensation for personnel contributing to research and development activities;
•	laboratory expenses including supplies and services;
•	clinical trial expenses;
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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, audit and accounting services, and depreciation and amortization expense related to property and equipment. Personnel costs consist of salaries, benefits, severance, and stock-based compensation. We expect to continue to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities, and other administrative and professional services.

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

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the six months ended June 30, 2021 and 2020.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Summary of Operations Data:
Operating expenses:
Research and development	$11,016	$16,123	$(5,107)	$19,733	$35,388	$(15,655)
General and administrative	5,980	6,320	(340)	12,206	12,273	(67)
Change in fair value of contingent consideration	—	906	(906)	—	685	(685)
Impairment of long-lived assets	—	—	—	—	2,159	(2,159)
Total operating expenses	16,996	23,349	(6,353)	31,939	50,505	(18,566)
Loss from operations	(16,996)	(23,349)	6,353	(31,939)	(50,505)	18,566
Interest income	26	340	(314)	62	867	(805)
Interest expense	(784)	—	(784)	(1,559)	—	(1,559)
Other income (expense), net	(72)	4,342	(4,414)	(146)	2,933	(3,079)
Net loss	$(17,826)	$(18,667)	$841	$(33,582)	$(46,705)	$13,123

Research and Development

Research and development expenses decreased by $5.1 million, to $11.0 million for the three months ended June 30, 2021 from $16.1 million for the three months ended June 30, 2020. The decrease was primarily due to decreases of $3.2 million in personnel costs due to reduction in force, $0.6 million in laboratory supplies, $0.8 million in facilities-related costs, $0.1 million in consultant expenses, and $0.4 million in net direct research and development expenses mainly due to termination of UBX0101 offset by an increase of $2.0 million in license expense from Ascentage International reaching a milestone, which was a non-cash expense.

Research and development expenses decreased by $15.7 million, to $19.7 million for the six months ended June 30, 2021 from $35.4 million for the six months ended June 30, 2020. The decrease was primarily due to decreases of $6.5 million in net direct research and development expenses mainly due to termination of UBX0101 offset by increase in license expense from Ascentage International reaching a milestone, $6.0 million in personnel costs due to reduction in force, $1.5 million in laboratory supplies, $0.1 million in consultant expenses and $1.6 million in facilities-related costs.

General and Administrative

General and administrative expenses decreased by $0.3 million, to $6.0 million for the three months ended June 30, 2021 from $6.3 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease of $0.6 million in personnel costs due to reduction in force, offset by increases of $0.1 million in facilities-related costs, $0.1 million in professional fees and $0.1 million in insurance-related expense.

General and administrative expenses decreased by $0.1 million, to $12.2 million for the six months ended June 30, 2021 from $12.3 million for the six months ended June 30, 2020. The decrease was primarily due to $0.6 million decrease in personnel costs mainly from a decrease in stock-based compensation and $0.2 million decrease in professional fees, offset by increases of $0.5 million in facilities-related costs and $0.2 million in insurance-related expense.

Change in Fair Value of Contingent Consideration

There was no contingent consideration liability at June 30, 2021 and December 31, 2020. The change in fair value of contingent consideration was $0.9 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and was primarily due to changes in our stock price.

Impairment of Long-Lived Assets

There were no impairment charges for the three and six months ended June 30, 2021, and the three months ended June 30, 2020. Impairment charges for the six months ended June 30, 2020 consisted of impairment of long-lived assets. On February 1, 2020, we evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.2 million.

Interest Income

Our interest income was insignificant for the three months ended June 30, 2021 as compared to $0.3 million for the three months ended June 30, 2020. Interest income is earned from our funds invested in cash equivalents and marketable securities. The decrease for the three months ended June 30, 2021 is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Our interest income was $0.1 million for the six months ended June 30, 2021 as compared to $0.9 million for the six months ended June 30, 2020. The change is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, related to the Loan Agreement.

Other Income (Expense), net

Other expense, net, was $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively, and other income, net, was $4.3 million and $2.9 million for the three months and six months ended June 30, 2020, respectively. The change was primarily due to the change in the fair value of our investment in the common stock of Ascentage International. The entire investment was sold in 2020.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of June 30, 2021, we had an accumulated deficit of $372.9 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

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

In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional at-the-market offering under the Securities Act of 1933, as amended, or the Additional ATM Offering Program. In July 2020, we entered into a second sales agreement with Cowen to sell an additional $50.0 million of our shares of common stock through the Additional ATM Offering Program in which Cowen acts as sales agent. During the three months ended June 30, 2021, no shares of common stock were sold through either the Initial ATM Offering Program or the Additional ATM Offering Program. During the six months ended June 30, 2021, we issued and sold 1,187,068 shares of common stock sold through the Initial ATM Offering Program and 33,561 shares of common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million. As of June 30, 2021, no proceeds remained available to be sold under our Initial ATM Offering Program and approximately $49.7 million of Additional ATM Offering Program proceeds remained available to be sold under our Additional ATM Offering Program.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $372.9 million through June 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the third quarter of 2022 which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(28,475)	$(44,357)
Cash provided by investing activities	13,083	15,975
Cash provided by financing activities	11,083	30,501
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,309)	$2,119

Operating Activities

Cash used in operating activities of $28.5 million for the six months ended June 30, 2021 consisted primarily of a net loss of $33.6 million, adjusted for net non-cash charges of $6.9 million and changes in net operating assets and liabilities of $1.8 million. Our non-cash charges consisted primarily of $5.5 million in stock-based compensation, $1.5 million in depreciation and amortization, $1.0 million amortization of debt issuance costs and premium and discounts on marketable securities, partially offset by $1.1 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of decreases of $2.7 million in accrued compensation and $0.7 million in accounts payable and an increase of $0.5 million in prepaid expenses and other current assets, offset by an increase of $2.1 million in accrued and other current liabilities.

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

Investing Activities

Cash provided by investing activities of $13.1 million for the six months ended June 30, 2021 was related to maturities of marketable securities of $69.8 million, offset by purchases of marketable securities of $56.6 million and property and equipment of $0.1 million.

Cash provided by investing activities of $16.0 million for the six months ended June 30, 2020 was related to maturities of marketable securities of $65.3 million and $0.8 million from the sales of our strategic investment, which were offset by purchases of marketable securities of $49.8 million and property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities of $11.1 million for the six months ended June 30, 2021 was primarily related to $8.9 million in proceeds, net of issuance costs, from the sale of common stock through our ATM Offering Programs, $1.8 million proceeds, net of repurchases, from issuance of common stock upon exercise of stock options, $0.2 million proceeds from issuance of common stock under the 2018 ESPP and $0.2 million proceeds from repayment of recourse notes.

Cash provided by financing activities of $30.5 million for the six months ended June 30, 2020 was primarily related to $29.5 million in proceeds, net of issuance costs, from the sale of common stock through our ATM Offering Program, $0.6 million proceeds, net of repurchases, from issuance of common stock upon exercise of stock options and $0.4 million proceeds from issuance of common stock under the 2018 ESPP.

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

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development, and commercialization of drug candidates to treat diseases of aging. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Agreements and Strategic Investments,” to our condensed financial statements for additional information.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents, and marketable securities of $97.5 million as of June 30, 2021, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of June 30, 2021, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $25.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at June 30, 2021 was 12.40%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties have been and may continue to be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with our condensed financial statements as of and for the six months ended June 30, 2021 and our financial statements as of December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes accompanying those financial statements.

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

In October 2020, we initiated a Phase 1 study of UBX1325 in patients with diabetic macular edema, or DME, or neovascular age-related macular degeneration, or nAMD. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial. UBX1325 was well-tolerated with no treatment-related adverse events or dose-limiting toxicities. Additionally, the majority of DME and nAMD patients treated with a single injection of UBX1325 demonstrated rapid improvements in best-corrected visual acuity (BCVA), central subfield thickness (CST), and sub- and intra-retinal fluid (SRF, IRF), all key clinical measures of disease progression. In May 2021, we initiated the Phase 2a proof-of-concept clinical study of UBX1325 in a broader population of patients with DME, and the first patient was dosed in June 2021. Initial results for the Phase 2a are expected in in the first half of 2022.

We have had significant operating losses since our inception. Our net loss for the three and six months ended June 30, 2021 was approximately $17.8 million and $33.6 million, respectively, and $18.7 million and $46.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $372.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of June 30, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $97.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our drug candidates, including UBX1325, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing lead programs in identified indications and exploring additional indications and/or mechanisms related to diseases of aging. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. In response to the COVID-19 pandemic, we implemented a reduced onsite staffing model in mid-March 2020. In parallel with applicable law and regulations, in June we began transitioning our staff back to the office but are continuing to monitor and adjust as the COVID-19 pandemic evolves. As the COVID-19 pandemic evolves we may be required to take additional actions that impact the prioritization of programs as required by applicable laws or regulations, or which we determine to be in the best interest of our employees and our business.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have ceased development of UBX0101 for patients with moderate-to-severe painful osteoarthritis of the knee following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July 2021, we announced positive data from this Phase 1 study . We initiated a Phase 2a proof-of-concept clinical study of UBX1325 in May 2021 and dosed the first patient in June 2021. Assuming clinical sites are able to recruit and retain investigators and study staff and enroll patients, initial results from the Phase 2a study are expected in the first half of 2022. We have also started enrolling additional patients with nAMD into the Phase 1 study to potentially support an additional, independent Phase 2a study in patients with nAMD, for which topline data could be available as early as the first half of 2022. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 pandemic has spread to multiple countries, including the United States, in which we have planned or active clinical trial sites. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, as of mid-March 2020, we transitioned to a reduced onsite staffing model and implemented a remote work plan for all of our employees other than those providing essential services, such as our laboratory staff. In parallel with applicable law and regulations, in June we began transitioning our staff back to the office but are continuing to monitor and adjust as the COVID-19 pandemic evolves. For onsite employees, we have implemented heightened safety measures designed to comply with applicable federal, state and local guidelines. We may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

For the Phase 1 safety and tolerability clinical study and Phase 2a proof-of-concept clinical study for UBX1325, we adapted the clinical study protocol and standard operating procedures to enable a number of adaptations such as: remote data collection for clinical sites when possible; the option for remote data source verification procedures to limit on-site monitoring; transportation options for patients to utilize for study visit adherence; selection and use of central reading centers and centralized laboratories that do not require source data verification; flexible visit windows to increase study visit adherence; and geographic distribution of sites to mitigate variation in local restrictions.

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

As the COVID-19 pandemic continues, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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

The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our drug candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, the FDA has resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Separately, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our ongoing Phase 1 clinical study with no significant adverse findings as of July 2021, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

Even if one or more of our drug candidates receive FDA or other regulatory approvals, the commercial success of any of our current or future drug candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Our drug candidates may not be commercially successful for a variety of reasons, including: competitive factors, pricing or physician preference, reimbursement by insurers, the degree and rate of physician and patient adoption of our current or future drug candidates. If approved, the commercial success of our drug candidates will depend on a number of factors, including:

•	the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

•	the safety and efficacy of our product as compared to other available therapies;

•	the availability of coverage and adequate reimbursement from managed care plans, insurers and other healthcare payors for any of our drug candidates that may be approved;

•	acceptance by physicians, operators of clinics, and patients of the product as a safe and effective treatment;

•	physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

•	proper training and administration of our drug candidates by physicians and medical staff;

•	public misperception regarding the use of our therapies, or public bias against “anti-aging” companies;

•	patient satisfaction with the results and administration of our drug candidates and overall treatment experience, including, for example, the convenience of any dosing regimen;

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

We have conducted in the past and are currently conducting preclinical trials in the United States, Canada, and China and contract with third-party suppliers in the United States, China, and Denmark. Accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. The COVID-19 pandemic could disrupt the ability of our third-party service providers to deliver agreed upon services, regardless of our third-party service provider’s physical location. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2021, we had 62 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our current drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of June 30, 2021, we own, co-own, or have an exclusive license in certain fields of use to more than 160 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 44 issued and allowed U.S. patents and applications and 35 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

The market for biopharmaceuticals, pharmaceuticals, and treatments for diseases of aging is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights in connection therewith. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with our products. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

We use a combination of patents, trademarks, know-how, confidentiality procedures, and contractual provisions to protect our proprietary technology. However, these protections may not be adequate and may not provide us with any competitive advantage. For example, patents may not issue from any of our currently pending or any future patent applications, and our issued patents and any future patents that may issue may not survive legal challenges to their scope, validity or enforceability, or provide significant protection for us.

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

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, international courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies. Those changes may materially affect our patents, our ability to obtain patents or the patents and patent applications of our licensors. Patent reform legislation in the United States could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-

Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business and financial condition.

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

In addition to the protection afforded by patents, we rely on confidentiality agreements to protect confidential information and proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our drug candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. We may in the future rely on trade secret protection, which would be subject to the risks identified above with respect to confidential information.

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

•	similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Prior to our initial public offering in May 2018, there was no public market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our common stock may never be sustained on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program, or Initial ATM Offering Program, under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an additional at-the-market equity offering program, or our Additional ATM Offering Program, under which Cowen acts as our sales agent. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our Initial ATM Offering Program. During the six months ended June 30, 2021, we issued and sold 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 34.1% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Actual or perceived failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

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

HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal information of subjects within the European Economic Area, or EEA, including clinical trial data. Further, applicable privacy laws and court decisions could impact our ability to transfer personal data internationally. Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme, and imposed further restrictions on use of the standard contractual clauses, or SCCs. As a result, the Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. The SCC restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as health data, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.

In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, beginning January 1, 2021, we may have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

There were no sales of unregistered securities during the six months ended June 30, 2021.

b) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: August 10, 2021	By: /s/ Anirvan Ghosh Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By: /s/ Lynne Sullivan Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)