Form 10-Q
period 2021-09-30
Unity Biotechnology, Inc.
filed 2021-11-10
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 57,724,179 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,994	$17,807
Short-term marketable securities	58,973	79,892
Prepaid expenses and other current assets	3,209	3,167
Restricted cash	550	—
Total current assets	84,726	100,866
Property and equipment, net	10,608	12,627
Operating lease right-of-use assets	21,856	23,509
Long-term marketable securities	7,500	17,871
Long-term restricted cash	896	1,446
Other long-term assets	105	—
Total assets	$125,691	$156,319
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,773	$2,558
Accrued compensation	3,398	5,355
Accrued and other current liabilities	6,861	6,550
Current portion of long-term debt	945	—
Total current liabilities	12,977	14,463
Operating lease liability, net of current portion	30,812	34,468
Long-term debt, net	24,142	24,508
Other long-term liabilities	23	—
Total liabilities	67,954	73,439
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 57,469,879 and 53,253,213 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	447,057	422,379
Related party promissory notes for purchase of common stock	—	(210)
Accumulated other comprehensive gain	6	5
Accumulated deficit	(389,331)	(339,299)
Total stockholders’ equity	57,737	82,880
Total liabilities and stockholders’ equity	$125,691	$156,319

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,081	$18,830	$28,815	$54,218
General and administrative	5,747	6,530	17,952	18,803
Change in fair value of contingent consideration	—	(718)	—	(33)
Impairment of long-lived assets	—	—	—	2,159
Total operating expenses	14,828	24,642	46,767	75,147
Loss from operations	(14,828)	(24,642)	(46,767)	(75,147)
Interest income	20	226	82	1,093
Interest expense	(792)	(499)	(2,351)	(499)
Other income (expense), net	(850)	(2,637)	(996)	296
Net loss	(16,450)	(27,552)	(50,032)	(74,257)
Other comprehensive gain (loss)
Unrealized loss on marketable debt securities	—	(166)	—	(24)
Comprehensive loss	$(16,450)	$(27,718)	$(50,032)	$(74,281)
Net loss per share, basic and diluted	$(0.30)	$(0.52)	$(0.91)	$(1.49)
Weighted-average number of shares used in computing net loss per share, basic and diluted	55,436,444	52,482,200	54,826,481	49,926,396

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under at-the-market equity ("ATM") offering program	1,220,629	—	8,892	—	—	—	—	8,892
Issuance of common stock upon exercise of stock options	259,019	—	1,183	—	—	—	—	1,183
Repurchase of early exercised shares	(33,370)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	2,744
Vesting of restricted stock units	88,218	—	—	—	—	—	—	—
Reclass of promissory notes for purchase of common stock	—	—	—	210	(210)	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(15,756)	(15,756)
Balances at March 31, 2021	54,787,709	$5	$435,198	$—	$(210)	$15	$(355,055)	$79,953
Issuance of common stock upon exercise of stock options	238,519	—	612	—	—	—	—	612
Stock-based compensation	—	—	2,782	—	—	—	—	2,782
Issuance of common stock under 2018 ESPP	54,943	—	196	—	—	—	—	196
Vesting of restricted stock units	23,079	—	—	—	—	—	—	—
Repayment of promissory note for purchase of common stock	—	—	—	—	210	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(17,826)	(17,826)
Balances at June 30, 2021	55,104,250	$5	$438,788	$—	$—	$5	$(372,881)	$65,917
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	1,272,855	—	3,726	—	—	—	—	3,726
Stock-based compensation	—	—	3,086	—	—	—	—	3,086
Common stock granted to third party	400,052	—	1,457	—	—	—	—	1,457
Vesting of restricted stock units	692,722	—	—	—	—	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(16,450)	(16,450)
Balances at September 30, 2021	57,469,879	$5	$447,057	$—	$—	$6	$(389,331)	$57,737

For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under ATM offering program	1,513,840	—	8,763	—	—	—	—	8,763
Issuance of common stock upon exercise of stock options	73,049	—	249	—	—	—	—	249
Vesting of early exercised stock options	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	3,225	—	—	—	—	3,225
Common stock issued for services	43,550	—	100	—	—	—	—	100
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	(28,038)	(28,038)
Balances at March 31, 2020	48,857,504	$5	$379,072	$(210)	$(418)	$373	$(273,493)	$105,329
Issuance of common stock, net of issuance costs, under ATM offering program	2,594,030	—	20,731	—	—	—	—	20,731
Issuance of common stock upon exercise of stock options	105,142	—	355	—	—	—	—	355
Issuance of common stock from restricted stock units	103,020	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	132	—	—	—	—	132
Stock-based compensation	—	—	4,079	—	—	—	—	4,079
Issuance of common stock under 2018 ESPP	69,815	—	385	—	—	—	—	385
Repayment of promissory note for purchase of common stock	—	—	—	—	56	—	—	56
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	—	—	(18,667)	(18,667)
Balances at June 30, 2020	51,729,511	$5	$404,754	$(210)	$(362)	$232	$(292,160)	$112,259
Issuance of common stock, net of issuance costs, under ATM equity offering program	894,387	—	7,776	—	—	—	—	7,776
Issuance of common stock upon exercise of stock options	138,846	—	582	—	—	—	—	582
Stock-based compensation	—	—	3,742	—	—	—	—	3,742
Issuance of common stock in settlement of contingent consideration milestone	133,334	—	1,098	—	—	—	—	1,098
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	318	—	—	318
Repayment of promissory note from employee through repurchase of early exercise shares	(12,909)	—	—	—	44	—	—	44
Change in unrealized loss on available-for-sale marketable debt securities	—	—	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	—	—	(27,552)	(27,552)
Balances at September 30, 2020	52,883,169	$5	$417,952	$(210)	$—	$66	$(319,712)	$98,101

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(50,032)	$(74,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,209	2,638
Amortization of debt issuance costs	578	123
Net accretion and amortization of premium and discounts on marketable securities	868	47
Other expense related to transaction with Lincoln Park Capital Fund	825	—
Stock-based compensation	8,612	11,113
Common stock issued to third party	1,457	—
Non-cash rent expense	(1,702)	(586)
Impairment of long-lived assets	—	2,159
Change in fair value of strategic investment	—	(502)
Change in fair value of contingent consideration	—	(33)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(43)	(1,477)
Other long-term assets	(105)	625
Accounts payable	(785)	(966)
Accrued compensation	(1,957)	(142)
Accrued liabilities and other current liabilities	21	(361)
Other long-term liabilities	23	—
Net cash used in operating activities	(40,031)	(61,619)
Investing activities
Purchase of marketable securities	(57,577)	(92,966)
Maturities of marketable securities	88,000	96,795
Sale of strategic investments	—	6,009
Purchase of property and equipment	(188)	(471)
Net cash provided by investing activities	30,235	9,367
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	8,892	37,270
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	2,901	—
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,784	1,186
Proceeds from long-term debt, net of issuance costs to lender	—	24,550
Payment of long-term debt non-lender issuance costs	—	(360)
Proceeds from repayment of employee promissory notes	210	374
Proceeds from issuance of common stock under 2018 ESPP	196	385
Payments made on capital lease obligations	—	(45)
Net cash provided by financing activities	13,983	63,360
Net increase (decrease) in cash, cash equivalents and restricted cash	4,187	11,108
Cash, cash equivalents and restricted cash at beginning of the period	19,253	38,919
Cash, cash equivalents and restricted cash at end of the period	$23,440	$50,027
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,779	$182
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Property and equipment included in accounts payable and accrued liabilities	$—	$36
Issuance of common stock in settlement of contingent consideration milestone	$—	$1,098
Issuance of shares in settlement of share-based liability	$—	$100

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

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU No. 2014-15”), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company’s Condensed Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $389.3 million and $339.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company had net losses of $16.5 million and $50.0 million for the three and nine months ended September 30, 2021, respectively, net losses of $27.6 million and $74.3 million for the three and nine months ended September 30, 2020, respectively, and net cash used in operating activities of $40.0 million and $61.6 million for the nine months ended September 30, 2021 and 2020, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined below), the Term Loan Facility (as defined below), and an Equity Purchase Agreement (as defined below) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations. See Note 7, “Term Loan Facility”.

The Company had cash, cash equivalents, and marketable securities of $88.5 million as of September 30, 2021. As of November 10, 2021, the date of issuance of these Condensed Financial Statements, the Company expects that its cash and cash equivalents as of September 30, 2021 will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Financial Statements. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

The Company has issued letters of credit under lease agreements which have been collateralized. This cash is classified as noncurrent restricted cash and current restricted cash on the balance sheet based on the term of the underlying lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands).

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$21,994	$17,807
Restricted cash	1,446	1,446
Total cash, cash equivalents, and restricted cash	$23,440	$19,253

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of September 30, 2021, the Company had no off-balance sheet concentrations of credit risk.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its condensed financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the nine months ended September 30, 2021 and 2020.

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

The FFCR Act, CARES Act, Trailer Bill, and CAA did not have a material impact on the Company’s condensed financial statements as of September 30, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act, and Trailer Bill may have on its business, results of operations, financial condition, and liquidity.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,034	$15,034	$—	$—
Total cash equivalents	15,034	15,034	—	—
Short-term marketable securities:
U.S. government debt securities	11,049	—	11,049	—
U.S. treasuries	47,924	—	47,924	—
Total short-term marketable securities	58,973	—	58,973	—
Long-term marketable securities:
U.S. treasuries	7,500	—	7,500	—
Total long-term marketable securities	7,500	—	7,500	—
Total assets subject to fair value measurements on a recurring basis	$81,507	$15,034	$66,473	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,686	$13,686	$—	$—
Total cash equivalents	13,686	13,686	—	—
Short-term marketable securities:
U.S. treasuries	55,349	—	55,349	—
U.S. and foreign commercial paper	11,999	—	11,999	—
U.S. and foreign corporate debt securities	1,001	—	1,001	—
U.S. government debt securities	11,543	—	11,543	—
Total short-term marketable securities	79,892	—	79,892	—
Long-term marketable securities:
U.S. treasuries	7,370	—	7,370	—
U.S. government debt securities	10,501	—	10,501	—
Total long-term marketable securities	17,871	—	17,871	—
Total assets subject to fair value measurements on a recurring basis	$111,449	$13,686	$97,763	$—

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

The Company had previously recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”). See Note 5, “License Agreements and Strategic Investment”. The fair value of the contingent consideration liability at December 31, 2019 included inputs not observable in the market and thus represented a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements was estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilized current stock price and reflected the probability and timing of future issuances of shares. As a result of settlements and changes made to the

Commercial Agreements, there was no contingent consideration liability at September 30, 2021 and December 31, 2020.

The following table provides a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2020 (in thousands):

Amount
Balance at December 31, 2019	$1,131
Additions	—
Settlements	(1,098)
Change in fair value	(33)
Balance at September 30, 2020	$—

There were no transfers into and out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 and 2020.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$15,034	$—	$—	$15,034
Total cash equivalents	15,034	—	—	15,034
Short-term marketable securities:
U.S. government debt securities	11,047	2	—	11,049
U.S. treasuries	47,918	6	—	47,924
Total short-term marketable securities	58,965	8	—	58,973
Long-term marketable securities:
U.S. treasuries	7,502	—	(2)	7,500
U.S. government debt securities	—	—	—	—
Total long-term marketable securities	7,502	—	(2)	7,500
Total	$81,501	$8	$(2)	$81,507

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,686	$—	$—	$13,686
Total cash equivalents	13,686	—	—	13,686
Short-term marketable securities:
U.S. and foreign commercial paper	11,998	1	—	11,999
U.S. and foreign corporate debt securities	1,001	—	—	1,001
U.S. government debt securities	11,541	2	—	11,543
U.S. treasuries	55,350	2	(3)	55,349
Total short-term marketable securities	79,890	5	(3)	79,892
Long-term marketable securities
U.S. treasuries	7,369	1	—	7,370
U.S. government debt securities	10,498	3	—	10,501
Total long-term marketable securities	17,867	4	—	17,871
Total	$111,443	$9	$(3)	$111,449

At September 30, 2021, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2021 and December 31, 2020. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

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

As of September 30, 2021, pursuant to these agreements, the Company had issued 1,269,755 shares of common stock to Ascentage Pharma and 291,944 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2a proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2a UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 294,775 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 105,277 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the nine months ended September 30, 2021.

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

Strategic Investment

The Company previously held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s condensed balance sheets. The fair value of the Company’s equity investment in

Ascentage International was zero as of September 30, 2021 and December 31, 2020. The change in fair value of this investment was $2.6 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, and was recorded in other expense on the condensed statements of operations and comprehensive loss.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. During the period ended September 30, 2020, the research and development expense under the research services agreement was not material to the Company’s financial statements.

Other License Agreements with Research Institutions

In May 2019, the Company entered into an exclusive license agreement with The Regents of the University of California on behalf of its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale, and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee except in years in which the Company is responsible for royalties to UCSF and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on the type of Licensed Product commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of September 30, 2021. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019.

The Company has also entered into license agreements with various other research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to pay milestone payments in cash or the issuance of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not probable at September 30, 2021 or December 31, 2020. To date, none of these events have occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,087	$1,140	$3,274	$3,584
Variable lease cost	393	363	1,246	1,004
Sublease income	(986)	—	(1,521)	—
Impairment of operating lease right-of-use asset	—	—	—	1,157
Total lease cost	$494	$1,503	$2,999	$5,745

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,978	$4,172
Weighted-average remaining lease term (years)
Operating leases	8.2	8.7
Weighted-average discount rate (percentage)
Operating leases	5.9%	5.8%

The following table summarizes the maturities of lease liabilities as of September 30, 2021 (in thousands):

Amount
2021 (remaining 3 months)	$1,678
2022	6,283
2023	4,810
2024	4,964
2025	5,123
Thereafter	22,179
Total future minimum lease payments	45,037
Less: Amount representing interest	(9,403)
Present value of future minimum lease payments	35,634
Less: Current portion of operating lease liability	(4,822)
Noncurrent portion of operating lease liability	$30,812

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.2 million during the six months ended June 30, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the three and nine months ended September 30, 2021.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.5 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. No impairment loss was recorded during the three and nine months ended September 30, 2021. Sublease income was $0.5 million for both the three and nine months ended September 30, 2021.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of September 30, 2021 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. The Company expects to make interest only payments through September 1, 2022 and expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On September 30, 2021, the rate was 9.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At September 30, 2021, the effective interest rate was 12.40%.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s assets, other than intellectual property, as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent financing as defined up to a maximum aggregate amount of $2.0 million. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants (including a liquidity covenant beginning July 1, 2021, requiring the Company to maintain at least $15.0 million in unrestricted cash), and events of default, including a material adverse change in the Company’s business, payment defaults, breaches of covenants following any applicable cure period, and a material impairment in the perfection or priority of Hercules’ security interest in the collateral. The substantial doubt regarding the Company’s ability to continue as a going concern does not constitute a material adverse event under the terms of the Loan Agreement. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2021, and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of September 30, 2021, the carrying value of the term loan consists of $25.0 million principal outstanding less the debt discount and issuance costs of approximately $1.5 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million for the three and nine months ended September 30, 2020, respectively.

Future principal payments for the long-term debt are as follows (in thousands):

September 30, 2021
2021 (for the remaining 3 months)	$—
2022	3,838
2023	12,272
2024	8,890
Total principal payments	25,000
End of term fee due at maturity in 2024	1,562
Total principal and end of term fee payments	26,562
Unamortized discount and debt issuance costs	(1,475)
Present value of remaining debt payments	25,087
Current portion of long-term debt	(945)
Long-term debt, net	$24,142

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

At-the-Market Offering

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

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the three months ended September 30, 2021, there were no shares of the Company’s common stock sold through either the Initial ATM Offering Program or the Additional ATM Offering Program. During the nine months ended September 30, 2021, there were 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million.

Equity Purchase Agreement

On September 29, 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) (each, a “Party”, and together, the “Parties”), which provides for the sale to Lincoln Park up to

$30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 1,020,408 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 252,447 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement.

Under the Purchase Agreement, the Company has sole discretion, subject to certain conditions, on any business day selected by the Company to require Lincoln Park to purchase up to 100,000 shares of common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). The Regular Purchase Amount may be increased as follows: to up to 150,000 shares if the closing price is not below $3.50, up to 200,000 shares if the closing price is not below $5.00, and up to 250,000 shares if the closing price is not below $7.00. Lincoln Park’s committed obligation under each Regular Purchase is capped at $2,000,000, unless the Parties agree otherwise. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the common shares during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the common shares during the ten (10) business days prior to the Purchase Date.

In addition to Regular Purchases and subject to certain conditions and limitations, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) (unless the Parties agree otherwise) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company has the sole right to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and under certain circumstances and in accordance with the Purchase Agreement the Company may direct multiple Accelerated Purchases in a day.

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may not exceed 11,065,803 shares of the Common Shares (which is equal to approximately 19.99% of the shares of the Common Shares outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Shares to Lincoln Park under the Purchase Agreement equals or exceeds $2.94 per share; provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding Common Shares.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park. Further, Lincoln Park has covenanted not to engage in any direct or indirect short selling or hedging of the Common Shares. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or Equity Line of Credit during the Term, excluding an At-The-Market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

As of September 30, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

11. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2020	7,475,472	$6.88
Granted	2,868,238	$5.09
Exercised	(430,047)	$3.64
Canceled	(1,265,863)	$8.99
Balances at September 30, 2021	8,647,800	$6.14

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	2,922,077	$3.44
Granted	536,723	$5.02
Vested	(804,019)	$3.44
Canceled	(419,452)	$3.34
Unvested at September 30, 2021	2,235,329	$3.84

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,329	$1,653	$3,518	$5,125
General and administrative	1,757	2,039	5,094	5,988
Total	$3,086	$3,692	$8,612	$11,113

There was no stock-based compensation expense related to awards accounted for as liability awards for the three and nine months ended September 30, 2021. The Company recorded $0.1 million of expense related to awards accounted for as liability awards during the three and nine months ended September 30, 2020.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,450)	$(27,552)	$(50,032)	$(74,257)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	55,436,444	52,482,200	54,826,481	49,926,396
Net loss per share—basic and diluted	$(0.30)	$(0.52)	$(0.91)	$(1.49)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2021	2020
Options to purchase common stock	8,647,800	9,212,792
Early exercised common stock subject to future vesting	33,370	66,741
RSUs	2,235,329	3,685,769
Shares subject to 2018 ESPP	80,778	68,188
Total	10,997,277	13,033,490

Up to 89,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Agreements and Strategic Investments,” to our condensed financial statements for additional information.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three and nine months ended September 30, 2021, the Company recorded matching contributions of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded matching contributions of $0.1 million and $0.5 million, respectively.

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, a member of the Bcl-2 family of apoptosis-regulatory proteins. Our goal with UBX1325 is to transformationally improve real-world outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, we dosed our first patient in a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which informed the final dose for the Phase 2a study in DME. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial, on October 5, 2021 we announced 12 week data, and on November 9, 2021 we announced 24 week data. UBX1325 was well-tolerated with no dose-limiting toxicities or adversities that preclude advancing UBX1325 into later stage clinical development. Additionally, the majority of DME and nAMD patients treated with a single injection of UBX1325 demonstrated rapid improvements in best-corrected visual acuity (BCVA), as measured by number of letters gained, improvements in retinal structure, as measured by the central subfield thickness (CST), and reduction in the amount of sub- and intra-retinal fluid (SRF, IRF), all key clinical measures of disease status.

In May 2021, we initiated our Phase 2a proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME and dosed our first patient in June 2021. Approximately 62 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients. An analysis of 12-week safety and efficacy data is expected in the first half of 2022, and patients will continue to be followed through 24 weeks post-treatment. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects. On August 5, 2021, we completed enrollment of additional patients with nAMD into the Phase 1 study of UBX1325. On November 9, 2021 we announced initial safety and efficacy data from the additional patients enrolled with nAMD. We anticipate initiating a Phase 2a proof-of-concept study in nAMD in the first half of 2022 for which we expect 12-week safety and efficacy data to be available in the second half of 2022.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $16.5 million and $50.0 million for the three and nine months ended September 30, 2021, respectively, and $27.6 million and $74.3 million for the three and nine months ended September 30, 2020, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of September 30, 2021, we had an accumulated deficit of $389.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

In August 2020 we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc. and $25.0 million dollars was advanced to us upon execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of September 30, 2021 will not be reached as they were dependent, in whole or in part, upon the continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee. Starting in July 2021, we have been subject to a liquidity covenant requiring us to maintain a cash reserve of at least $15.0 million. We will make interest only payments through September 1, 2022 and will then repay the principal balance and interest in equal monthly installments through August 1, 2024.

Prior to entering the Loan Agreement, we have historically funded our operations primarily from the issuance and sale of convertible preferred stock and convertible promissory notes, as well as public equity issuances. On June 3, 2019, we entered into a sales agreement or, the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the Initial ATM Offering Program. On July 31, 2020, we entered into a second sales agreement, or the July 2020 Sales Agreement, with Cowen to sell an additional $50.0 million of our shares of common stock through an additional at-the-market equity offering program, or the Additional ATM Offering Program in which Cowen will act as sales agent. As of September 30, 2021, we have sold all shares of our common stock available through our Initial ATM Offering Program and 33,561 shares of our common stock through the Additional ATM Offering Program. During the three months ended September 30, 2021, we did not have any sales under our ATM Offering Programs. On September 29, 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period commencing on September 29, 2021, subject to certain daily limits, applicable prices, and conditions. As of September 30, 2021, we did not have any sales under our Purchase Agreement with Lincoln Park, other than the Initial Purchase of 1,020,408 shares of common stock amounting to $3.0 million in gross proceeds. In addition, under the Purchase Agreement, we issued 252,447 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the nine months ended September 30, 2021 and 2020.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Summary of Operations Data:
Operating expenses:
Research and development	$9,081	$18,830	$(9,749)	$28,815	$54,218	$(25,403)
General and administrative	5,747	6,530	(783)	17,952	18,803	(851)
Change in fair value of contingent consideration	—	(718)	718	—	(33)	33
Impairment of long-lived assets	—	—	—	—	2,159	(2,159)
Total operating expenses	14,828	24,642	(9,814)	46,767	75,147	(28,380)
Loss from operations	(14,828)	(24,642)	9,814	(46,767)	(75,147)	28,380
Interest income	20	226	(206)	82	1,093	(1,011)
Interest expense	(792)	(499)	(293)	(2,351)	(499)	(1,852)
Other income (expense), net	(850)	(2,637)	1,787	(996)	296	(1,292)
Net loss	$(16,450)	$(27,552)	$11,102	$(50,032)	$(74,257)	$24,225

Research and Development

Research and development expenses decreased by $9.7 million, to $9.1 million for the three months ended September 30, 2021 from $18.8 million for the three months ended September 30, 2020. The decrease was primarily due to decreases of $4.1 million in net direct research and development expenses mainly due to termination of OA studies, delayed manufacturing and reduction in pre-clinical safety studies, $3.4 million in personnel costs due to reduction in force, $1.2 million in facilities-related costs due to allocation to general and administrative expenses of net expenses on Brisbane and East Grand facilities which have been subleased, $0.8 million in laboratory supplies and $0.2 million in consultant expenses.

Research and development expenses decreased by $25.4 million, to $28.8 million for the nine months ended September 30, 2021 from $54.2 million for the nine months ended September 30, 2020. The decrease was primarily due to decreases of $10.5 million in net direct research and development expenses mainly due to termination of OA studies and decreased safety studies, $9.4 million in personnel costs due to reduction in force, $2.9 million in facilities-related costs primarily due to allocation to general and administrative expenses of net expenses on Brisbane & East Grand facilities which have been subleased, $2.2 million in laboratory supplies and $0.4 million in consultant expenses.

General and Administrative

General and administrative expenses decreased by $0.8 million, to $5.7 million for the three months ended September 30, 2021 from $6.5 million for the three months ended September 30, 2020. The decrease was primarily due to decreases of $0.4 million in personnel costs due to reduction in force, $0.3 million in facilities-related costs and $0.1 million in professional fees.

General and administrative expenses decreased by $0.8 million, to $18.0 million for the nine months ended September 30, 2021 from $18.8 million for the nine months ended September 30, 2020. The decrease was primarily due to decreases of $0.3 million in professional fees and $0.9 million in personnel costs mainly from a decrease in stock-based compensation. This was offset by an increase of $0.2 million in facilities-related costs and $0.2 million in insurance-related expense.

Change in Fair Value of Contingent Consideration

There was no contingent consideration liability at September 30, 2021 and December 31, 2020. The change in fair value of contingent consideration was $0.7 million for the three ended September 30, 2020 and immaterial for the nine months ended September 30, 2020, and was primarily due to changes in our stock price.

Impairment of Long-Lived Assets

There were no impairment charges for the three and nine months ended September 30, 2021, and the three months ended September 30, 2020. Impairment charges for the nine months ended September 30, 2020 consisted of impairment of long-lived assets. On February 1, 2020, we evaluated the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California, and recorded an impairment charge of $2.2 million.

Interest Income

Our interest income was insignificant for the three months ended September 30, 2021 as compared to $0.2 million for the three months ended September 30, 2020. Interest income is earned from our funds invested in cash equivalents and marketable securities. The decrease for the three months ended September 30, 2021 is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Our interest income was $0.1 million for the nine months ended September 30, 2021 as compared to $1.1 million for the nine months ended September 30, 2020. The change is primarily attributable to lower market yields on the Company’s cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million for the three and nine months ended September 30, 2020, related to the Loan Agreement.

Other Income (Expense), net

Other expense, net, was $0.9 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and includes $0.8 million commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund. Other expense, net, was $2.6 million for the three months ended September 30, 2020 and other income, net, was $0.3 million for the nine months ended September 30, 2020. The change was primarily due to the change in the fair value of our investment in the common stock of Ascentage International. The entire investment was sold in 2020.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of September 30, 2021, we had an accumulated deficit of $389.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, or IPO, and more recently through proceeds from our Loan Agreement, the Initial ATM Offering Program, the Additional ATM Offering Program, and the Equity Purchase Agreement and will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

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

In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional at-the-market offering under the Securities Act of 1933, as amended, or the Additional ATM Offering Program. In July 2020, we entered into a second sales agreement with Cowen to sell an additional $50.0 million of our shares of common stock through the Additional ATM Offering Program in which Cowen acts as sales agent. During the three months ended September 30, 2021, no shares of common stock were sold through either the Initial ATM Offering Program or the Additional ATM Offering Program. During the nine months ended September 30, 2021, we issued and sold 1,187,068 shares of common stock sold through the Initial ATM Offering Program and 33,561 shares of common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $8.9 million, after deducting commissions and other offering expenses of $0.3 million. As of September 30, 2021, no proceeds remained available to be sold under our Initial ATM Offering Program and approximately $49.7 million of Additional ATM Offering Program proceeds remained available to be sold under our Additional ATM Offering Program.

On September 29, 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion sell up to $30.0 million shares of our common stock, subject to certain daily limits, applicable prices, and conditions. As of September 30, 2021, we did not have any sales under our Purchase Agreement with Lincoln Park, other than the Initial Purchase of 1,020,408 shares of common stock amounting to $3.0 million in gross proceeds. In addition, under the Purchase Agreement, we issued 252,447 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or from collaborative agreements with third parties, if ever, we expect to finance our future cash needs through various means. Other than our right to cause Lincoln Park to purchase shares of our common stock under the LPC Purchase Agreement, which is subject to certain limitations and conditions, we do not have any committed external source of funds. Additional capital may be raised through the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, receiving research contributions, grants or other sources of financing to fund our operations. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $389.3 million through September 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents, and marketable securities will not be sufficient to enable us to fund our projected operations through at least the next 12 months

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the third quarter of 2022 which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(40,031)	$(61,619)
Cash provided by investing activities	30,235	9,367
Cash provided by financing activities	13,983	63,360
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,187	$11,108

Operating Activities

Cash used in operating activities of $40.0 million for the nine months ended September 30, 2021 consisted primarily of a net loss of $50.0 million, adjusted for net non-cash charges of $12.8 million and changes in net operating assets and liabilities of $2.8 million. Our non-cash charges consisted primarily of $8.6 million in stock-based compensation, $2.2 million in depreciation and amortization, $1.5 million common stock issued to a third party, $1.4 million amortization of debt issuance costs and premium and discounts on marketable securities and $0.8 million other expenses related to the equity purchase agreement with Lincoln Park Capital Fund, partially offset by $1.7 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of decreases of $2.0 million in accrued compensation and $0.8 million in accounts payable.

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

Investing Activities

Cash provided by investing activities of $30.2 million for the nine months ended September 30, 2021 was related to maturities of marketable securities of $88.0 million, offset by purchases of marketable securities of $57.6 million and property and equipment of $0.2 million.

Cash provided by investing activities of $9.4 million for the nine months ended September 30, 2020 was related to maturities of marketable securities of $96.8 million and $6.0 million from the sales of our strategic investment, which were offset by purchases of marketable securities of $93.0 million and property and equipment of $0.5 million.

Financing Activities

Cash provided by financing activities of $14.0 million for the nine months ended September 30, 2021 was primarily related to $8.9 million proceeds, net of issuance costs, from the sale of common stock through our ATM Offering Programs, $2.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund, $1.8 million proceeds, net of repurchases, from issuance of common stock upon exercise of stock options, $0.2 million proceeds from issuance of common stock under the 2018 ESPP and $0.2 million proceeds from repayment of recourse notes.

Cash provided by financing activities of $63.4 million for the nine months ended September 30, 2020 was primarily related to $37.3 million proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $24.2 million proceeds from long-term debt, net of issuance costs, $1.2 million proceeds from issuance of common stock upon exercise of stock options, net of repurchases, $0.4 million proceeds from issuance of common stock under the 2018 ESPP and $0.4 million proceeds from the repayment of recourse notes from an employee.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents, and marketable securities of $88.5 million as of September 30, 2021, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of September 30, 2021, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $25.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at September 30, 2021 was 12.40%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties have been and may continue to be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. This discussion should be read in conjunction with our condensed financial statements as of and for the nine months ended September 30, 2021 and our financial statements as of December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes accompanying those financial statements.

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

In October 2020, we initiated a Phase 1 study of UBX1325 in patients with diabetic macular edema, or DME, or neovascular age-related macular degeneration, or nAMD. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial, in October 2021 we announced 12 week data, and on November 9, 2021 we announced 24 week data. UBX1325 was well-tolerated with no dose-limiting toxicities or adversities that preclude advancing UBX1325 into later stage clinical development. Additionally, the majority of DME and nAMD patients treated with a single injection of UBX1325 demonstrated rapid improvements in best-corrected visual acuity (BCVA), as measured by number of letters gained, improvements in retinal structure, as measured by the central subfield thickness (CST), and reduction in the amount of sub- and intra-retinal fluid (SRF, IRF), all key clinical measures of disease progression. In May 2021, we initiated the Phase 2a proof-of-concept clinical study of UBX1325 in a broader population of patients with DME, and the first patient was dosed in June 2021. An analysis of 12-week safety and efficacy data is expected in the first half of 2022, and patients will continue to be followed through 24 weeks post-treatment.

We have had significant operating losses since our inception. Our net loss for the three and nine months ended September 30, 2021 was approximately $16.5 million and $50.0 million, respectively, and $27.6 million and $74.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $389.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of September 30, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $88.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the preclinical and clinical development of our drug candidates, including UBX1325, and the discovery and/or development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the third quarter of 2022 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this report. Accordingly, our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We will need substantial additional capital to operate our business and continue our development activities. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have ceased development of UBX0101 for patients with moderate-to-severe painful osteoarthritis of the knee following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July 2021, we announced positive data from this Phase 1 study. We initiated a Phase 2a proof-of-concept clinical study of UBX1325 in May 2021 and dosed the first patient in June 2021. Assuming clinical sites are able to recruit and retain investigators and study staff and enroll patients, an analysis of 12-week safety and efficacy data from the Phase 2a study is expected in the first half of 2022, with patients to be followed through 24 weeks post-treatment. On August 5, 2021 we also completed enrollment of additional patients with nAMD into the Phase 1 study to potentially support an additional, independent Phase 2a study in patients with nAMD, for which 12-week safety and efficacy analyses could be available in the second half of 2022. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

UBX0101 and UBX1325 are the only drug candidates that we have administered to humans, and as such, we face significant translational risk with our drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of additional clinical trials. For example, in preclinical studies, we observed that UBX1967 showed sustained exposure in ocular tissues of interest after intravitreal injection. After engaging the FDA regarding the design of IND-enabling studies for UBX1967, we determined that the duration of such preclinical studies would be longer than originally anticipated due to the extended exposure profile, delaying the commencement of our initial Phase 1 study for age-

related eye diseases. In the second quarter of 2020, we decided to commence our initial Phase 1 clinical study in ophthalmology disease with UBX1325 in part because of its shorter exposure profile.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 pandemic has spread to multiple countries, including the United States, in which we have planned or active clinical trial sites. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, as of mid-March 2020, we transitioned to a reduced onsite staffing model and implemented a remote work plan for all of our employees other than those providing essential services, such as our laboratory staff. In parallel with applicable law and regulations, in June we began transitioning our staff back to the office but are continuing to monitor and adjust as the COVID-19 pandemic evolves. For onsite employees, we have implemented heightened safety measures designed to comply with applicable federal, state and local guidelines. We may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine them to be in the best interests of our employees.

For the Phase 1 safety and tolerability clinical study and Phase 2a proof-of-concept clinical study for UBX1325, we adapted the clinical study protocol and standard operating procedures to enable a number of adaptations such as: remote data collection for clinical sites if needed; the option for remote data source verification procedures to limit on-site monitoring; transportation options for patients to utilize for study visit adherence; flexible visit windows to increase study visit adherence; and geographic distribution of sites to mitigate variation in local restrictions.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our ongoing Phase 1 clinical study with no adversities that would prevent advancement into later stage clinical trials as of November 2021, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

As of September 30, 2021, we had 66 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical studies, continue our development activities and commercialize our current drug candidates or any future drug candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We utilize external collaborations and currently maintain several active early-stage research and discovery focused collaborations. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our drug candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations, or other arrangements that we may establish may not be favorable to us.

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

Litigation may make it necessary to defend ourselves by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop treating certain conditions, obtain licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs. For example, litigation can involve substantial damages for infringement (and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees), and the court could prohibit us from selling or licensing our products unless the third-party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible at all or may require substantial monetary expenditures and time, during which our products may not be available for manufacture, use, or sale.

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

As of September 30, 2021, we own, co-own, or have an exclusive license in certain fields of use to more than 160 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 45 issued and allowed U.S. patents and applications and 35 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program, or Initial ATM Offering Program, under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an additional at-the-market equity offering program, or our Additional ATM Offering Program, under which Cowen acts as our sales agent. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our Initial ATM Offering Program. During the nine months ended September 30, 2021, we issued and sold 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 33,561 shares of the Company’s common stock sold through the Additional ATM Offering Program. On September 29, 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion sell up to $30.0 million shares of our common stock, subject to certain daily limits, applicable prices, and conditions. As of September 30, 2021, we did not have any sales under our Purchase Agreement with Lincoln Park, other than the Initial Purchase of 1,020,408 shares of common stock amounting to $3.0 million in gross proceeds. In addition, under the Purchase Agreement, we issued 252,447 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

We generally have the right to control the timing and amount of any future sales of our common stock to Lincoln Park. Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell under the Purchase Agreement. If and when we do sell shares of our common stock to Lincoln Park, after Lincoln Park has acquired the shares of common stock, Lincoln Park may resell all, some or none of those shares of common stock at any time or in its discretion. The sale by Lincoln Park of a substantial number of shares of our common stock issued by us to Lincoln Park under the Purchase Agreement or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the ATM Offering Program or otherwise or by Lincoln Park or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.1% of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as

amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Measures taken in response to a pandemic, such as the COVID-19 pandemic, which causes a public health emergency, could also disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, in mid-March 2020, in alignment with federal, state and local guidance designed to slow the spread of COVID-19, we transitioned to a remote work plan and reduced onsite staffing model for all employees who cannot perform their work from home, such as our laboratory, operations, and facilities staff. As the COVID-19 pandemic evolves, we may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine them to be in the best interests of our employees.

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

There were no sales of unregistered securities during the nine months ended September 30, 2021.

b) Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4
10.1	Purchase Agreement, dated as of September 29, 2021, by and between the Registrant and Lincoln Park Capital Fund, LLC	8-K	9/29/2021	10.1

10.2	Registration Rights Agreement, dated as of September 29, 2021, by and between the Registrant and Lincoln Park Capital Fund, LLC	8-K	9/29/2021	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: November 10, 2021	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2021	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)