Form 10-K
period 2021-12-31
Unity Biotechnology, Inc.
filed 2022-03-15
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021 was $202,106,452.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 68,927,851.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, scheduled to be held on [June 24], 2022, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

Our mission is to slow, halt, or reverse diseases of aging. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic diseases, with the opportunity to explore neurology and other therapeutic areas.

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

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325 as well as support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination, with all other pipeline programs paused to focus resources on these advanced programs.

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

While our primary focus is on programs targeting cellular senescence, we are exploring other biologies of aging that may have a major impact on diseases of aging. For instance, we have a preclinical program targeting Tie2 signaling. Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. Tie2 is also implicated in kidney disease. We also have a preclinical program targeting both Tie2 and VEGF (Tie2/VEGF bispecific) designed to neutralize VEGF and activate Tie2, two major pathways involved in retinal disease. We have outlicensed our program in α-Klotho, a protein that has been implicated in human cognition and may provide benefits in age-related cognitive dysfunctions.

Our Pipeline

We are targeting specific biological mechanisms implicated in diseases of aging. Our core therapeutic approach targets cellular senescence, and we are currently advancing senolytic programs primarily in ophthalmologic disorders. In addition, we are advancing other programs based on other biologies of aging to include an agonistic antibody to the Tie2 receptor and a Tie2/VEGF bispecific to treat vascular eye disease.

Ophthalmology Program

UBX1325 is our most advanced lead drug candidate for age-related diseases of the eye, including diabetic macular edema, or DME, age-related macular degeneration, or AMD, and diabetic retinopathy, or DR. UBX1967 is our back-up compound to UBX1325. Each of these drug candidates are potent small molecule inhibitors of Bcl-xL, a member of the Bcl-2 family of apoptosis regulating proteins, and has shown distinct tissue residence time profiles in preclinical studies. UBX1325 and UBX1967 are designed to inhibit the function of proteins that senescent cells rely on for survival. In our preclinical studies, we have demonstrated that targeting Bcl-xL with UBX1325 and UBX1967 preferentially eliminated senescent cells from diseased tissue while sparing cells in healthy tissue. In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1 study of UBX1325. In October 2020, we dosed our first patient in a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which informed the final dose for the Phase 2a study in DME. In July 2021, we announced positive 8-week data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial. On October 5, 2021 we announced 12-week data, on November 9, 2021 we announced 24-week data, and on February 14, 2022 we announced 24-week data from an additionally-enrolled cohort of patients with AMD. UBX1325 was well-tolerated with no signs of intraocular inflammation or other related ocular adversities, and no dose-limiting toxicities or adversities that preclude advancing UBX1325 into later stage clinical development. In DME, following a rapid improvement in BCVA, a mean improvement of 9.5 ETDRS letters from baseline at 6 months in the higher dose cohorts (5, 10 mcg) and 6.9 ETDRS letters from baseline at 6 months in all dose cohorts was observed. In AMD, following a rapid improvement in BCVA, there were improvements or stabilization of both BCVA and CST through 6 months post-injection. In both diseases, the majority of patients treated with UBX1325 showed durable improvement in vision and did not meet objective rescue criteria requiring standard of care anti-VEGF treatment. Among patients who received anti-VEGF rescue, there was minimal change in either mean BCVA or CST following treatment in all but one AMD patient.

In May 2021, we initiated our Phase 2a proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME and dosed our first patient in June 2021. Approximately 62 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients. An analysis of 12-week safety and efficacy data is expected by mid-2022, and patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In March 2022 we also enrolled our first patient in our Phase 2 proof-of-concept study in wet, or neovascular, AMD. This study is expected to randomize 46 patients with wet AMD who have had at least three intravitreal injections of anti-VEGF therapy in the preceding six months and who have residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to share 16-week data from this Ph2 study in wet AMD in the fourth quarter of 2022.

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

We also have a Tie2/VEGF bispecific program. Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. Tie2 is an important key regulator of the vascular endothelium in the eye and dysregulation of this pathway leads to loss of barrier integrity and healthy vasculature. Preliminary studies suggest that cellular senescence in aging eyes may induce Ang-2 and therefore deactivate Tie2, leading ocular edema.

The Tie2/VEGF bispecific has dual functionality on two validated targets for retinal diseases. In addition to direct activation of Tie2, the bispecific candidate is designed to neutralize VEGF-A and VEGF-B. We believe that direct agonism of Tie2 may be superior to antagonism of Ang2 which relies on adequate levels of endogenous Ang1 to activate the Tie2 pathway. We have identified Tie2/VEGF bispecific molecules that have pharmacological activity on Tie2 and VEGF with potencies relevant for clinical benefit. Based on supporting preclinical data, we expect to designate an Advanced Candidate by mid-2022. We also seek to initiate pilot preclinical toxicology experiments to support nomination of a Development Candidate that should enable initiation of IND-enabling studies in the second half of 2023.

UBX2050 is our investigational, fully human anti-Tie2 agonist monoclonal antibody. Tie2 dysregulation is implicated in eye disease as well as other indications. UBX2050 is derived from an asset that was acquired from Achaogen, Inc. in June 2020 through an Asset Purchase Agreement. UBX2050 was selected based on its potential to activate the Tie2 receptor in vitro and has demonstrated encouraging activity in preclinical models of ocular disease. We believe UBX2050 may be an orthogonal approach to restoring barrier function and vascular function and are exploring a number of indications for UBX2050, expecting to nominate a Development Candidate in 2022.

Neurology Program

We believe cellular senescence may play a fundamental role in neurodegeneration. Multiple lines of evidence suggest that senescent cells accumulate in the nervous system during normal aging and neurodegenerative diseases. Several third-party preclinical proof of concept studies in mouse models of aging and neurodegeneration have provided preliminary evidence that the removal of senescent cells via senolytic drugs or genetic methods have the potential to improve brain function.

UBX2089, an α-Klotho hormone drug candidate, is a circulating hormone primarily produced in the kidneys and choroid plexus of the brain, which is being researched for multiple neurology indications. Human genetic evidence links α-Klotho to cognitive function, and we have observed pro-cognitive activity of recombinant α-Klotho in multiple preclinical rodent and non-human primate models. Our work focused on investigating the effect of UBX2089 on engaging CNS circuits in preclinical animal models with the intent of advancement to clinical studies, and in December 2021, we announced an exclusive licensing agreement of our α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization.

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

Figure 1: Illustration of induction of the senescent state and secretion of factors that can damage the microenvironment

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

Figure 2: Illustration of the senolytic therapeutic hypothesis

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

•

Senolytic medicines can be dosed intermittently.    The administration of senolytic medicines would remove senescent cells from diseased tissue. As new senescent cells may take months or perhaps years to re-accumulate, senolytic medicines could potentially be dosed infrequently. Intermittent dosing may also improve drug tolerability and patient adherence when compared to chronic therapies.

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

Evidence for Senescence Burden in Human Disease and Human Biomarker Discovery: AMD, DR and DME

We evaluated the presence of senescent cells by IHC staining for p16 in post-mortem retinal donor tissue from individuals who carried a pre-mortem diagnosis of AMD, DR/DME, or neither. We believe the resulting data support our hypothesis that the accumulation of senescent cells is linked to AMD and DR/DME.  Quantification of IHC images indicated a significant increase in senescent cell burden (as measured by p16+ cells) in both AMD and DR patient globes (Figure 3).

Figure 3: Quantification of senescent cell burden in AMD and DR/DME

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

Mechanism of Action of UBX1325 (Inhibitors of the Bcl-2 Family)

UBX1325, our lead drug candidate (along with our backup compound in our ophthalmology program, UBX1967) is a potent small molecule inhibitor of specific members of the Bcl-2 family of apoptosis regulating proteins. The B-cell lymphoma 2, or Bcl-2, gene family encodes more than 20 proteins that regulate the intrinsic apoptosis pathway and are fundamental to the balance between cell survival and cell death. Inhibition of certain Bcl-2 family proteins results in cell death in certain cell types. Targeting this pathway has been studied extensively in connection with the search for new oncology medicines.

In Vitro and In Vivo Pharmacology Studies with UBX1325

We conducted an in vitro assessment of binding and efficacy of UBX1325 to determine both its potency for the Bcl-2 family protein targets and its potency at eliminating senescent cells. Biochemical assays for Bcl-2, Bcl-xL, and Bcl-w yielded binding affinities in the sub-nanomolar range. UBX1325 is a phosphate pro-drug that releases the active parent molecule known as UBX0601. In order to assess the activity of UBX0601 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were exposed to increasing concentrations of UBX0601 for 72 hours. In this study, UBX0601 showed potent, concentration-dependent senolytic activity against human foetal lung cells, or IMR90, primary human umbilical vein endothelial cells, or HUVEC, and HRMEC as measured by reduction of senescent cell survival. UBX0601 also demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in the non-senescent HRMEC (Figure 4).

HRMEC SnX
100
50
0
% Viability
-10
-8
-6
-4
log [UBX0601(M)]
SnC
NSnC

Figure 4: Concentration- dependent induction of apoptosis in HRMEC cells by UBX0601 in vitro

We next studied the effects of UBX1325 in the retina in an in vivo model. We employed the mouse oxygen-induced retinopathy, or OIR, model, which provides an in vivo model of retinopathy of prematurity, or ROP, and DR. In this model, UBX1325 demonstrated a statistically significant improvement in the degree of retinal neovascularization (Figure 5).

Figure 5: Intravitreal injection of UBX1325 reduced retinal neovascularization in the mouse OIR model

Based on these results in this key OIR model, we believe a single ocular injection of UBX1325 has the potential to functionally inhibit neovascularization and promote vascular repair. We believe the efficacy of UBX1325 in this OIR model is due to elimination of senescent cells and accompanying SASP that propagates senescence in retinal cells and promotes neovascularization of retinal vessels.

We then studied the in vivo efficacy of UBX1325 in a streptozotocin-induced diabetic mouse, or STZ, model to understand its effects in a diabetic retina, which shows phenotypes similar to the human diseased condition. In this STZ model, UBX1325 demonstrated a significant reduction in vascular leakage as measured by Evans Blue dye permeation (Figure 6A). UBX1325 also demonstrated an improvement in the electroretinogram, or ERG, as a measure of retinal/photoreceptor function (Figure 6B). At a dose of 200 pmol delivered per eye, UBX1325 led to significant increase in the amplitude of both the A- and B-waves (p<0.01 and p<0.0001, respectively) of the ERG when compared to the vehicle control group.  Lastly, the expression of several disease-relevant cytokines was elevated in the diabetic retina, but attenuation of those factors was not observed after administration of UBX1325.

A-wave amplitude: week 10
Amplitude (μV)
400
350
300
250
200
150
100
50
0
-4
-3
-2
-1
0
1
2
Flash Intensity (log cd.s/m2)
Non-diabetic control
UBX1325 2 pmol
UBX1325 20 pmol
UBX1325 200 pmol **
Vehicle control ††††

††††p<0.0001 v. Non-diabetic control by 2-way ANOVA
**p<0.01 v. Vehicle control by 2-way ANOVA with Dunnett's multiple comparison test

Figure 6:  Streptozotocin-induced diabetic mice have increased retinal vascular leakage (6A) and decreased A-wave amplitude in ERG (6B).  Administration of UBX1325 attenuated each of these disease-relevant endpoints.

Non-clinical toxicology studies of UBX1325, as well as its manufacturing and associated testing, have been completed to support the evaluation of the safety, tolerability, and pharmacokinetics of this molecule in further clinical studies.

UBX1325 Clinical Data and Development Plan

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1 study of UBX1325 in patients with DME or AMD. In October 2020, we dosed our first patient in a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which informed the final dose for the Phase 2a study in DME. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial. On October 5, 2021 we announced 12-week data, on November 9, 2021 we announced 24-week data, and on February 14, 2022 we announced 24-week data from an additionally-enrolled cohort of patients with AMD. UBX1325 was well-tolerated with no signs of intraocular inflammation or other related ocular adversities, and no dose-limiting toxicities or adversities that preclude advancing UBX1325 into later stage clinical development. In DME, following a rapid improvement in BCVA, a mean improvement of 9.5 ETDRS letters from baseline at 6 months in the higher dose cohorts (5, 10 mcg) and 6.9 ETDRS letters from baseline at 6 months in all dose cohorts was observed. In AMD, following a rapid improvement in BCVA, there were improvements or stabilization of both BCVA and CST through 6 months post-injection. In both diseases, the majority of patients treated with UBX1325 showed durable improvement in vision and did not meet objective rescue criteria requiring standard of care anti-VEGF treatment. Among patients who received anti-VEGF rescue, there was minimal change in either mean BCVA or CST following treatment in all but one patient.

In May 2021, we initiated our Phase 2a proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME and dosed our first patient in June 2021. Approximately 62 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients. An analysis of 12-week safety and efficacy data is expected by mid-2022, and patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In March 2022, we also enrolled our first patient in our Phase 2 proof-of-concept study in nAMD. This study is expected to randomize 46 patients with wet AMD who have had at least three intravitreal injections of anti-VEGF therapy in the preceding six months and who have residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to share 16-week data from this Ph2 study in wet AMD in the fourth quarter of 2022.

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

Ophthalmology Program Targeting Tie2 Signaling

The angiopoietin-Tie2 signaling axis is believed to play a fundamental role in vascular biology. Dysregulation of the expression of Tie2-regulating ligands angiopoietin-2 (a context dependent Tie2 antagonist ligand) and angiopoietin-1 (a Tie2 agonist ligand) has been observed in the vitreous of patients with DME, AMD, and other ocular diseases. We believe that a highly specific and potent Tie2-activating antibody will restore Tie2 signaling in ocular tissues, potentially leading to decreased vascular leak, lower levels of pathogenic angiogenesis, and a restoration of healthy blood vessels in ischemic areas of the eye. UBX2050 is an investigational Tie2-specific agonist monoclonal antibody that was selected based on its optimal binding and functional properties observed in in vitro assays. In primary human endothelial cells (HUVECs), UBX2050 treatment activated Tie2 as measured by increased levels of cellular phospho-Tie2, and potently activated downstream signal transduction pathways as measured by increased levels of phospho-Akt and phospho-Erk1/2 by western blotting (Figure 7).

Figure 7. Anti-Tie2 agonist antibody Tie2-3 (UBX2050) activated Tie2 signaling with a potency comparable to angiopoietin-1 in primary endothelial cells in vitro.

The in vivo activity of UBX2050 has been explored in a laser-induced choroidal neovascularization model in mice. In this model, UBX2050 was administered to mice via the intraperitoneal route at a dose of 10 mg/kg, one day prior to laser-induced rupture of Bruch’s membrane. UBX2050 treatment, but not treatment with a non-specific isotype control antibody, significantly inhibited the area of choroidal neovascularization nine days post-injury as measured in retina/choroid flat mounts from treated animals (Figure 8). Based on this data, we believe UBX2050 has the potential to address pathogenic angiogenesis in the eyes of patients with ocular diseases such as AMD and DME.

Figure 8. UBX2050 treatment significantly inhibited choroidal neovascularization in a laser-induced injury model in mice.

We believe that the investigational Tie2 antibody (UBX2050) may be an orthogonal approach to restoring barrier function and vascular function. We are exploring a number of indications for UBX2050 and expect to nominate a Development Candidate in 2022.

Tie2/VEGF bispecific program

Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. Tie2 is an important key regulator of the vascular endothelium in the eye and dysregulation of this pathway leads to loss of barrier integrity and healthy vasculature. Preliminary studies suggest that cellular senescence in aging eyes may induce Ang-2 and therefore deactivate Tie2, leading ocular edema. The Tie2/VEGF bispecific has dual functionality on two validated targets for retinal diseases. In addition to direct activation of Tie2, the bispecific candidate is designed to neutralize VEGF-A and VEGF-B. We believe that direct agonism of Tie2 may be superior to antagonism of Ang2 which relies on adequate levels of endogenous Ang1 to activate the Tie2 pathway. We have identified Tie2/VEGF bispecific molecules that have pharmacological activity on Tie2 and VEGF with potencies relevant for clinical benefit. Based on supporting preclinical data, we expect to designate an Advanced Candidate by mid-2022. We also seek to initiate pilot preclinical toxicology experiments to support nomination of a Development Candidate that should enable initiation of IND-enabling studies in the second half of 2023.

Neurology Program

We believe cellular senescence may play a fundamental role in neurodegeneration. Multiple lines of evidence suggest that senescent cells accumulate in the nervous system during normal aging and neurodegenerative disease. While the brain is composed of a diversity of post-mitotic (e.g., neurons) and proliferative (e.g., astrocytes, microglia, oligodendrocytes, endothelial cells, pericytes, neural progenitor cells, etc.) cells, glia appear to be uniquely prone to enter a senescent state. Interestingly, neurons do not readily express canonical markers of senescence, perhaps due to their terminally differentiated state. In the human cortex, a significant increase in p16 positive astrocytes has been observed in advanced age (78-90 years) relative to middle age (35-50 years) individuals. Cellular senescence has also been shown to be a hallmark of multiple neurodegenerative diseases. The appearance of senescent cells precedes the formation of neurofibrillary tangles and phosphorylated tau in the cortex of both human Alzheimer’s Disease and the mouse P301S MAPT tauopathy/FTD model, suggesting that cellular senescence may be an early driver of disease pathophysiology. In Parkinson’s Disease, elevated levels of p16 and several SASP factors have been detected in the human substantia nigra pars compacta, providing further evidence that astrocytes are prone to a senescent phenotype. Senescent astrocytes expressing elevated levels of p16, p21, and IL6 have also been detected in the human Amyotrophic Lateral Sclerosis brain and spinal cord.

Several preclinical third-party proof of concept studies in mouse models of aging and neurodegeneration have provided preliminary evidence that the removal of senescent cells via senolytic drugs or genetic methods can improve brain function. These early proof of concept studies provide encouraging evidence that senolysis can ameliorate the pathophysiology associated with neurodegeneration.

UBX2089, a α-Klotho hormone drug candidate, is a circulating hormone primarily produced in the kidneys and choroid plexus of the brain, which is being researched for multiple neurology indications. Human genetic evidence links α-Klotho to cognitive function, and we have observed pro-cognitive activity of recombinant α-Klotho in multiple preclinical rodent and non-human primate models. Our work focused on investigating the effect of UBX2089 on engaging CNS circuits in preclinical animal models with the intent of advancement to clinical studies, and in December 2021, we announced an exclusive licensing agreement of our α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization

Manufacturing

Our success will depend on our ability to deliver reliable, high-quality preclinical and clinical drug supply. As we mature and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical. We contract with third parties for the manufacture of our drug candidates for clinical studies. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical, and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

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

Our drug candidates are likely to compete against current therapies from a wide range of companies and technologies, including therapies for ophthalmology diseases: current standard of care treatments include anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab); VEGF/Ang2 bispecific antibodies (faricimab); intravitreal steroid (dexamethasone); and pan-retinal photocoagulation by laser for both neovascular AMD, DR, and DME. There is no currently available treatment for geographic atrophy form of AMD. There are potentially disease-modifying therapeutics are being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

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

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of a Tie2 receptor agonist or α-Klotho hormone. As of March 1, 2022, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 47 issued and allowed U.S. patents and applications and 38 granted and allowed foreign patents and applications, respectively.

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

Ophthalmology Programs

We have a license with Ascentage to two patent families of issued and pending composition of matter patents directed to specific Bcl-xL inhibitors including UBX0601, the active parent molecule of our lead drug candidate, UBX1325. This license grants us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1325 for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan). Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1325 through a joint venture with Ascentage. Patents in these two patent families have been granted in the United States, South Korea, New Zealand, South Africa, Australia, Canada, India, Singapore, Japan and Europe, and others are pending in China, India, and Singapore. Patents that issue from these two patent families are expected to expire in 2032 and 2034, excluding any patent term adjustments or extensions.

Our license agreement with Ascentage also grants us the right to continue our preclinical development efforts with UBX1967 (our back-up compound to UBX1325) until the time we wish to submit an IND for UBX1967, at which point we would be required to either enter into a separate license agreement with Ascentage covering UBX1967.

We co-own a patent family encompassing the use of Bcl-2 and Bcl-xL inhibitors generally to treat various age-related eye diseases by targeting senescent cells (which also covers aspects of our neurology programs) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. To date, three U.S. patents have issued in this patent family which are directed to treating age related eye diseases, including age-related macular degeneration. Other patent applications are pending in the United States, Australia, Canada, China, Europe, Mexico, and Japan. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

We also solely own a patent family that specifically claims the composition of matter of UBX1325 and closely related compounds, as well as general methods of use of UBX1325. As of March 1, 2022 we have two issued U.S. patents and one pending U.S. application as well as pending applications in Australia, Canada, China, Europe, Japan, Hong Kong, and South Korea. Future patents issued from this family are expected to expire in 2039, excluding any patent term adjustments and patent term extensions.

We solely own a patent family that specifically covers the sequence, epitope, alternative antibody formats, and use of UBX2050 not only for ophthalmic diseases, but also other indications, including kidney. Future patents issuing from this family are expected to expire in 2040, excluding any patent term adjustments and patent term extensions.

Neurology Program

We have an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of α-Klotho hormone for the development of human therapeutics to treat cognitive decline. As of March 1, 2022, our patent portfolio includes three issued U.S. patents, an issued patent in Australia, Europe, and Japan, one pending patent application in each of the United States, Australia, Canada, Europe, Hong Kong, and India and two pending patent applications in China. Patents that issue from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions. In December 2021, we announced an exclusive agreement licensing our α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization.

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

We also protect our brand through procurement of trademark rights. As of March 1, 2022, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in the United States, the European Union, or EU, China, and in Japan, as well as other foreign jurisdictions. The mark UNITY® is also registered in the United States and in the EU. In order to supplement protection of our brand, we have also registered several internet domain names.

Licenses and Collaborations

Description of Ascentage Agreements

In February 2016, we entered into several related agreements with Ascentage Pharma Group Corp. Limited, or Ascentage, which is headquartered in Suzhou, China and listed on the Hong Kong Stock Exchange. These agreements include a compound library and option agreement, which includes a template form of license agreement and in January 2019 we entered into a license agreement granting us development and commercialization rights to UBX1967 and the right to continue preclinical development efforts with UBX1325, which is a phosphate pro-drug that releases the active parent molecule known as UBX0601, or the Original Bcl Agreement. This Original Bcl Agreement was amended in the fourth quarter of 2019 to remove certain field and territory limitations and to amend the schedule of licensed patents related to UBX1967, and then amended again in the first quarter of 2020 to further amend and restate the schedule of licensed patents. This Original Bcl Agreement was amended a third time in June 2020 to switch the status of UBX1967 from Licensed Compound to back-up compound, and conversely the status of UBX1325 from back-up to Licensed Compound.

Library Agreement and License Template

The compound library and option agreement, or library agreement, gives us access to Ascentage’s existing collection of Bcl-2/xL inhibitor compounds, as well as any additional Bcl-2/xL inhibitor compounds developed during the term of the library agreement, in order to screen such compounds for senolytic activity. The library agreement permits us to nominate up to 15 such compounds at any given time for further evaluation and subsequently to select up to five of such selected compounds for preclinical development and an additional five as back-up compounds. Prior to commencing IND-enabling toxicology studies on an Ascentage compound of interest, we must formally designate the compound as a development candidate under the library agreement and enter into a separate license agreement with Ascentage covering that compound on the terms set forth in the template form of license agreement. The library agreement includes exclusivity provisions that (i) prohibit us from developing Ascentage Bcl-2/xL compounds for oncology indications, (ii) prohibit Ascentage from researching or developing certain Bcl-2/xL compounds for non-oncology indications under any circumstances, and (iii) prohibit Ascentage from researching or developing certain other Bcl-2/xL compounds for a specified set of non-oncology indications under certain circumstances. The term of the library agreement is determined by a formula that is linked to the term of the research services agreement, and expired in February 2022.

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

Under the library agreement, we issued 133,334 shares of our common stock as an upfront license fee. Of such shares, 80% were issued to Ascentage and 20% were issued to the University of Michigan in satisfaction of Ascentage’s obligation to pay a related sublicense fee to the University of Michigan. we will also be obligated to issue 133,334 shares of our common stock as an upfront license fee to Ascentage and the University of Michigan for each of the next two license agreements. The aggregate number of shares of our common stock we could be required to issue to Ascentage and the University of Michigan pursuant to the library agreement, and any additional license agreements we enter into pursuant to the library agreement is capped at (i) 933,337 shares of common stock in the event there is only one licensed product, and (ii) 1,333,338 shares of common stock in the event there are two or more licensed products, in each case to be issued based on our achievement of certain preclinical and clinical development and sales milestone events.

UBX1967 License Agreement

In January 2019, we entered into a license agreement, the Bcl license agreement, with Ascentage granting rights to UBX1967 (which Ascentage calls APG1197) on the template license terms described above, including up to $38.0 million of potential cash milestone payments and low-single digit royalties. Under the terms of this license agreement, Ascentage has granted us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 for all non-oncology indications outside of Greater China. Inside Greater China, we will be obligated to develop, manufacture and commercialize UBX1967 through a joint venture with Ascentage. The Bcl license agreement also grants us the right to continue our preclinical development efforts with another Ascentage-controlled Bcl-2/xL inhibitor compound. In the event we wish to pursue clinical development of the additional compound as well as UBX1967, we will be required to enter into a separate license agreement with Ascentage on the template license terms described above. In connection with the Bcl license agreement, we issued 106,667 shares of common stock to Ascentage and 26,667 shares of common stock to the University of Michigan as an upfront license fee in the first quarter of 2019. The Bcl license agreement may be terminated by either party due to an uncured material breach of the agreement but the other party, and we may terminate for convenience on a licensed product-by-licensed product basis. In November 2019, we entered into an amendment to the Bcl license agreement that removed certain field and territory limitations from a provision granting us exclusivity and amended the schedule of licensed patents to include certain additional patents relating to UBX1967. In January 2020, we entered into a second amendment to the Bcl license agreement which further amended and restated the schedule of licensed patents. In June 2020, we entered into a third amendment to the Bcl license agreement. Under the terms of the original Bcl license agreement, Ascentage granted us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1967 as well as the right to continue our preclinical development efforts with another Ascentage-controlled Bcl inhibitor compound, known as UBX1325, that served as a back-up compound to UBX1967. Under the terms of the third amendment to the Bcl license agreement, the status of UBX1967 and UBX1325 were switched such that UBX1325 became the licensed compound and UBX1967 became the back-up compound under the Bcl license agreement. As a result of the first patient dosed in the UBX1325 study in the fourth quarter of 2020, we triggered, under the Bcl license agreement, a milestone payment of $1.0 million, which we elected to settle in shares of our common stock to Ascentage Pharma. As a result of the first patient dosed in the Phase 2a UBX1325 study in June 2021, the Company additionally triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock.

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

We are also party to license agreements relating to our α-Klotho program. In May 2019, we entered into an exclusive license with The Regents of the University of California for intellectual property and know-how for the development of human therapeutics to treat cognitive decline in exchange for development and sales milestones and low single-digit percentages on net sales of licensed products. In December 2021, we signed an exclusive license agreement licensing our rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization, under which we received a $5 million upfront cash payment from Jocasta, and we will also receive additional payments based on development milestones, approval milestones, and sales-based royalties, per indication.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 65 employees, all of whom were full-time. Approximately 36% of our employees hold advanced degrees. On February 2, 2022, we implemented a corporate restructuring to align our resources to focus on its UBX1325 program while further extending operating capital. The restructuring resulted in an elimination of approximately half of our workforce, reducing staff to 34 full-time employees by the middle of the year.

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

Facilities

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased to Freenome Holdings, Inc. as of June 2021 through August 31, 2024. The majority of our employees work at our corporate headquarters.

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

•

Our financial condition raises substantial doubt as to our ability to continue as a going concern. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

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

•	Our business is currently dependent on the successful development and regulatory approval of UBX1325.
•	Other than UBX1325, all of our other programs are preclinical and face significant development risk.
•	The COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.
•

We rely on third-party suppliers to manufacture preclinical and clinical supplies of our drug candidates and we intend to continue to rely on third parties to produce such preclinical and clinical supplies as well as commercial supplies of any approved product. The loss of these suppliers, costs and availability of inputs or supplies, supply issues whether or not related to the COVID-19 panademic, or the failure of those manufacturers or suppliers to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2021 and 2020 was approximately $60.7 million and $93.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $400.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Annual Report. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31,

2021 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of December 31, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $90.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325 as well as support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination, with all other pipeline programs paused to focus resources on these advanced programs.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Annual Report. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We will need substantial additional capital to operate our business and continue our development activities. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

Our future capital requirements depend on many factors, including:

•	the results of our ongoing clinical trials of UBX1325;

•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies;

•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our current drug candidates or any future drug candidates;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our current drug candidates or any future drug candidates and any products we successfully commercialize;

•	the expenses needed to attract, hire, and retain skilled personnel;

•	the cost of commercialization activities if our current drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

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

Our foundational science and lead drug candidate are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or modulating accumulated senescent cells, when administered locally. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, our approach to treating diseases of aging is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We have only recently begun testing our senolytic molecules in humans and the majority of our current data supporting our hypothesis regarding senescence biology is limited to pre-clinical animal models and in vitro cell lines, the results of which may not translate into humans. We currently have no conclusive evidence in humans, that the accumulation or modulation of senescent cells is the underlying cause of tissue damage and dysfunction associated with many diseases of aging. For example, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we are not progressing UBX0101 into pivotal studies and have narrowed our near-term focus to our ongoing ophthalmologic and neurologic disease programs.

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

Our business is currently dependent on the successful development of UBX1325 which is in early stages of clinical development.

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and we have ceased development of UBX0101 following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2a proof-of-concept clinical study of UBX1325 in DME in May 2021 and dosed the first patient in June 2021 and expect 12-week safety and efficacy data by mid-2022. In March 2022 we also enrolled our first patient in our Phase 2 proof-of-concept study in nAMD, and we expect to share 16-week data in the fourth quarter of 2022. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As a result, our business is currently dependent on the successful development of UBX1325. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development of UBX1325. If UBX1325 does not demonstrate clinical benefit or we encounter safety issues with UBX1325, we may be required to significantly delay or abandon its development. In the event UBX1325 is not successful in clinical development, we have limited resources and capital with which to develop additional drug candidates and we may be forced to sell or liquidate our business.

The clinical and commercial success of UBX1325 and any other future drug candidates will depend on a number of factors, including the following:

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

Other than UBX1325, all of our other programs are preclinical and face significant development risk.

Other than UBX1325, all of our other programs are in preclinical and early research stage. In addition, we have limited resources for which to develop any products other than UBX1325. Given the early stage nature of these programs, each of the drug candidates and programs faces substantial development risk. UBX0101 and UBX1325 are the only drug candidates that we have administered to humans, and as such, we face significant translational risk with our earlier stage drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of additional clinical trials. Accordingly, there can be no assurance that we are able to bring any of our preclinical product candidates or development programs into the clinic or otherwise successfully develop them.

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

We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors. For example, for our Phase 1 and Phase 2a or Phase 2 studies for UBX1325, clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, as of mid-March 2020, we transitioned to a reduced onsite staffing model and implemented a remote work plan for all of our employees other than those providing essential services, such as our laboratory staff. In parallel with applicable law and regulations, in June 2021 and again in February 2022 we began transitioning our staff back to the office but are continuing to monitor and adjust as the COVID-19 pandemic evolves. For onsite employees, we have implemented heightened safety measures designed to comply with applicable federal, state and local guidelines. We may be required to take additional actions that could impact our operations if required by applicable laws or regulations or if we determine them to be in the best interests of our employees.

For the Phase 1 safety and tolerability clinical study and the Phase 2 proof-of-concept clinical studies for UBX1325, we adapted the clinical study protocol and standard operating procedures to enable a number of adaptations such as: remote data collection for clinical sites if needed; the option for remote data source verification procedures to limit on-site monitoring; transportation options for patients to utilize for study visit adherence; flexible visit windows to increase study visit adherence; and geographic distribution of sites to mitigate variation in local restrictions.

These actions enable the collection of all major endpoints if patients adhere with the study visit schedule. Assessments that require an on-site visit may be missed for some or all patients including laboratory evaluations, clinical examinations, or imaging.

Although one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident and there have been some delays in shipments due to a reduction in overall flights, neither of these factors impacted our supply of UBX0101 prior to our decision to shut down further clinical advancement of that program. There have been no other disruptions in our supply chain of drug manufacturers necessary to conduct our ongoing clinical trials, including our Phase 1 and Phase 2 studies in ophthalmology disease.

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

As the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business and clinical trials, including:

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

•	interruptions, delays, or increased costs in preclinical studies due to restricted or limited operations or supplies at our research and development laboratory facilities;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global pandemic of the COVID-19 coronavirus continues to evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the adoption and efficacy of vaccines, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of March 2022, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

We are committed to developing senolytic medicines that slow, halt, or reverse diseases of aging, and we are currently advancing multiple senolytic molecules to address a variety of diseases of aging, including ophthalmologic disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that senescent cells drive diseases of aging, and that hypothesis has not yet been proven. In addition, we do not know if we will be able to develop medicines that selectively eliminate senescent cells or whether the elimination of such senescent cells will mitigate the effects of or effectively treat any diseases.

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

We rely on third-party suppliers to manufacture supplies of our drug candidates and we intend to continue to rely on third parties to produce such preclinical and clinical supplies as well as commercial supplies of any approved product. The loss of these suppliers, or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

If we fail to attract and retain key personnel, we may be unable to successfully develop our current drug candidates or any future drug candidates, conduct our clinical studies and commercialize our current or any future drug candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and employees. In February 2022 we announced a restructuring to advance corporate strategy and focus on key ophthalmology programs. As a result, additional unplanned loss of personnel, may occur despite our efforts to retain management and employees. Continued disruption caused by the transition or by the loss of ongoing services of any other members of our management or employees could delay or prevent the successful development of our ongoing programs, initiation or completion of our planned clinical studies or the commercialization of our current drug candidates or any future drug candidates. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry, and we may not be able to adequately address attrition, including unplanned, attrition, and as a result, the timely completion of our clinical trials could be jeopardized.

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

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), bispecific antibodies (faricimab), intravitreal steroid (dexamethasone), and pan-retinal photocoagulation by laser. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

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

As of March 1, 2022, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 47 issued and allowed U.S. patents and applications and 38 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program, or Initial ATM Offering Program, under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an additional at-the-market equity offering program, or our Additional ATM Offering Program, under which Cowen acts as our sales agent. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our Initial ATM Offering Program. During the year ended December 31, 2021, we issued and sold 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 707,459 shares of the Company’s common stock sold through the Additional ATM Offering Program. On September 29, 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion sell up to $30.0 million shares of our common stock, subject to certain daily limits, applicable prices, and conditions. As of December 31, 2021, we issued and sold 4,172,855 shares of our common stock under our Purchase Agreement with Lincoln Park amounting to $8.3 million in gross proceeds. In addition, under the Purchase Agreement, we issued 252,447 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

In addition, on December 15, 2021 we entered into an amendment to our Loan and Security Agreement dated August 3, 2020 with Hercules Capital, Inc., under the terms of Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of the Company’s common stock. As of December 31, 2021, we issued 1,727,361 shares of our common stock to Hercules in accordance with this amendment.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Shelf Registration Statement, whether pursuant to the ATM Offering Program or otherwise or by Lincoln Park or through the Hercules Amendment or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased to Freenome Holdings, Inc. as of June 2021 through August 31, 2024. The majority of our employees work at our corporate headquarters.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2022, there were 54 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Comparison of 44 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2021
250.00
200.00
150.00
100.00
50.00
0.00
5/03/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Unity Biotechnology, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2021.

Repurchase of Shares or of Company Equity Securities

None.

Item 6. [Reserved]

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

Overview

We are a biotechnology company engaged in researching and developing therapeutics to slow, halt, or reverse diseases of aging. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic diseases.

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, a member of the Bcl-2 family of apoptosis-regulatory proteins. Our goal with UBX1325 is to transformationally improve real-world outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, we dosed our first patient in a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which informed the final dose for the Phase 2a study in DME. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial. On October 5, 2021 we announced 12-week data, on November 9, 2021 we announced 24-week data, and on February 14, 2022 we announced 24-week data from an additionally-enrolled cohort of patients with AMD. UBX1325 was well-tolerated with no signs of intraocular inflammation or other related ocular adversities, and no dose-limiting toxicities or adversities that preclude advancing UBX1325 into later stage clinical development. In DME, following a rapid improvement in BCVA, a mean improvement of 9.5 ETDRS letters from baseline at 6 months in the higher dose cohorts (5, 10 mcg) and 6.9 ETDRS letters from baseline at 6 months in all dose cohorts was observed. In AMD, following a rapid improvement in BCVA, there were improvements or stabilization of both BCVA and CST through 6 months post-injection. In both diseases, the majority of patients treated with UBX1325 showed durable improvement in vision and did not meet objective rescue criteria requiring standard of care anti-VEGF treatment. Among patients who received anti-VEGF rescue, there was minimal change in either mean BCVA or CST following treatment in all but one patient.

In May 2021, we initiated our Phase 2a proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME and dosed our first patient in June 2021. Approximately 62 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients. An analysis of 12-week safety and efficacy data is expected by mid-2022, and patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In March 2022 we also enrolled our first patient in our Phase 2 proof-of-concept study in nAMD. This study is expected to randomize 46 patients with wet AMD who have had at least three intravitreal injections of anti-VEGF therapy in the preceding six months and who have residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to share 16-week data from this Ph2 study in wet AMD in the fourth quarter of 2022.

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325 as well as support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination, with all other pipeline programs paused to focus resources on these advanced programs.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $60.7 million and $93.8 million for the years ended December 31, 2021 and 2020, respectively. We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. As of December 31, 2021, we had an accumulated deficit of $400.0 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Annual Report. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions, clinical research organizations, or CROs, and Institutional Review Boards under whose auspices we conduct our clinical trials. These strains have resulted in limits on the initiation of new clinical trials, slowing or halting enrollment in existing trials and restrictions placed upon on-site monitoring activities of clinical trials. Prior to the initiation of our Phase 1 and Phase 2 studies of UBX1325, we amended the clinical study protocols to enable remote data collection for clinical sites that were limited in their ability to conduct study visits in person, for either site or patient safety reasons. We also instituted remote data source verification procedures to limit the extent that on-site monitoring was required.

Although we rely on third party manufacturers to supply UBX1325, there have been no disruptions in our supply chain of drug manufacturers necessary to conduct our Phase 1 and Phase 2 studies of UBX1325, and we believe we have sufficient supply of drug inventories to complete our current studies in ophthalmologic disease.

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

We expect our research and development expenses to increase as we advance our drug candidates into and through preclinical and clinical trials and pursue regulatory approval of our drug candidates. The process of conducting the clinical trials required to obtain regulatory approval is costly and time consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and we are required to make estimates for expense accruals related to clinical trial expenses. The actual probability of success for our drug candidates may be affected by a variety of factors including: the safety and efficacy of our drug candidates, early clinical data, investment in our clinical program, the ability of collaborators, if any, to successfully develop any drug candidates we license to them, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our drug candidates. Program costs that are direct external expenses are tracked on a program-by-program basis once they enter clinical studies. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our drug candidates.

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

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the years ended December 31, 2021, 2020 and 2019.

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into during the year ended December 31, 2020.

Other Income (Expense), Net

We held an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong Kong based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock prices available on the Hong Kong Stock Exchange. During the year ended December 31, 2020, we sold our entire equity investment in Ascentage International. Other expense in 2020 includes the recognized gains and losses resulting from the sale of the investment in this equity security and the previous changes in fair value, while other expense in 2021 includes the commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund and the debt extinguishment loss from the conversion of debt to equity.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Summary of Operations Data:
Licensing revenue – related party	$4,784	$—	$4,784
Operating expenses:
Research and development	38,393	67,309	(28,916)
General and administrative	23,056	24,025	(969)
Change in fair value of contingent consideration	—	(33)	33
Impairment of long-lived assets	—	2,629	(2,629)
Total operating expenses	61,449	93,930	(32,481)
Loss from operations	(56,665)	(93,930)	37,265
Interest income	100	1,196	(1,096)
Interest expense	(3,177)	(1,292)	(1,885)
Other income (expense), net	(983)	182	(1,165)
Net loss	$(60,725)	$(93,844)	$33,119

Licensing Revenue – Related Party

In December 2021, we entered into a licensing agreement with Jocasta Neuroscience, Inc. (“Jocasta”) pursuant to which we exclusively licensed all of our rights to UBX2089, our α-Klotho asset. The agreement provided for an upfront fee of $5.0 million. Revenue recognized in the year ended December 31, 2021 was related to grant of license and delivery of the know-how performance obligation under the License Agreement. We recognized revenue of $4.8 million and zero for the years ended December 31, 2021 and 2020. Revenue recognized in the year ended December 31, 2021 was related to grant of license and delivery of the know-how performance obligation under the License Agreement entered into with Jocasta in December 2021.

Research and Development

Research and development expenses decreased by $28.9 million, to $38.4 million for the year ended December 31, 2021 from $67.3 million for the year ended December 31, 2020. The decrease was primarily due to decreases of $11.9 million in direct research and development expenses mainly due to termination of Osteoarthritis studies and decreased safety studies, $10.2 million in personnel costs due to reduction in force, $3.8 million in facilities-related costs primarily due to allocation to general and administrative expenses of net expenses on Brisbane and East Grand facilities which have been subleased, $2.5 million in laboratory supplies and $0.5 million in consultant expenses.

General and Administrative

General and administrative expenses decreased by $1.0 million, to $23.0 million for the year ended December 31, 2021 from $24.0 million for the year ended December 31, 2020. The decrease was primarily due to decreases of $0.8 million in professional fees, $0.3 million in personnel-related expenses and $0.1 million in facilities-related costs, offset by $0.2 million increase in insurance-related expense.

Change in Fair Value of Contingent Consideration

There was no contingent consideration liability at December 31, 2021 and 2020. The change in fair value of contingent consideration was immaterial for the year ended December 31, 2020, and was primarily due to changes in our stock price.

Impairment of Long-Lived Assets

Impairment charges consisted of impairment of long-lived assets. There were no impairment charges during the year ended December 31, 2021. During the year ended December 31, 2020, we recorded an impairment charge of $2.6 million after evaluating the right-of-use asset and related leasehold improvements upon exit of our former headquarters located in Brisbane, California.

Interest Income

Our interest income was $0.1 million for the year ended December 31, 2021, as compared to $1.2 million for the year ended December 31, 2020. The decrease is primarily attributable to lower market yields and cash balances on the Company’s cash equivalents and marketable securities.

Interest Expense

Our interest expense of $3.2 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, is related to the Loan Agreement.

Other Income (Expense), Net

Other expense, net, was $1.0 million for the year ended December 31, 2021 which includes $0.8 million commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund and $0.3 million property and other tax expense, offset by $0.2 million gain from the debt extinguishment from the conversion of debt to equity and the sale of assets. Other income, net, was $0.2 million for the year ended December 31, 2020 and was primarily due to the change in the fair value of our investment in the common stock of Ascentage International. The entire investment was sold in 2020.

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

Research and Development

Research and development expenses decreased by $3.6 million, to $67.3 million for the year ended December 31, 2020 from $70.9 million for the year ended December 31, 2019. The decrease was primarily due to a decrease of $5.3 million in direct research and development expenses mainly due to lower pre-clinical research and development activities and contract manufacturing costs, partially offset by higher costs from clinical programs started in late 2019. Laboratory supplies decreased by $1.9 million and facilities-related costs increased by $2.2 million.  Personnel-related expenses increased by $1.4 million, of which $1.6 million was related to non-cash stock compensation expense partially offset by a decrease in payroll due to the corporate restructuring and other costs such as travel, due to employees working from home.

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

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $60.7 million and $93.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $400.0 million, and we do not expect positive cash flows from operations in the foreseeable future. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Annual Report. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, or IPO, and more recently through proceeds from our Loan Agreement, the Initial ATM Offering Program, the Additional ATM Offering Program, the Equity Purchase Agreement and will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million dollars was advanced to us on the date of execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of December 31, 2021 will not be reached. We will make interest only payments through September 1, 2022 and will then repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2021, we issued 1,727,361 shares of our common stock reducing our outstanding loan principal balance by $2.3 million. As of February 14, 2022, the remaining $2.7 million of debt principal was converted to equity, and reducing the required cash reserve to $10 million. In addition, the interest only period may extend by up to a maximum of 9 months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an at-the-market offering, or the Initial ATM Offering Program, under which Cowen acts as sales agent. In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of our common stock from time to time through an additional at-the-market offering, or the Additional ATM Offering Program, under which Cowen acts as sales agent. During the year ended December 31, 2021, we issued and sold 1,187,068 shares of common stock sold through the Initial ATM Offering Program and 707,459 shares of common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $10.4 million, after deducting commissions and other offering expenses of $0.3 million. As of December 31, 2021, no proceeds remained available to be sold under our Initial ATM Offering Program and approximately $48.2 million of Additional ATM Offering Program proceeds remained available to be sold under our Additional ATM Offering Program.

In September  2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. As of December 31, 2021, we had initiated the purchase of 3.9 million shares of our common stock amounting to $8.3 million in gross proceeds. In addition, under the Purchase Agreement, we issued 252,447 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the results of our ongoing clinical trials of UBX1325;

•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies;

•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our current drug candidates or any future drug candidates;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our current drug candidates or any future drug candidates and any products we successfully commercialize;

•	the expenses needed to attract, hire, and retain skilled personnel;

•	the cost of commercialization activities if our current drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash used in operating activities	$(45,060)	$(78,333)	$(72,421)
Cash provided by (used in) investing activities	39,313	(5,208)	67,953
Cash provided by financing activities	20,845	63,875	27,438
Net increase (decrease) in cash and restricted cash	$15,098	$(19,666)	$22,970

Operating Activities

Cash used in operating activities of $45.1 million for the year ended December 31, 2021 consisted primarily of a net loss of $60.7 million adjusted for net non-cash charges of $16.3 million and net changes to our operating assets and liabilities of $0.6 million. Our non-cash charges consisted primarily of $11.6 million in stock-based compensation, $2.9 million in depreciation and amortization, $1.5 million in common stock granted to a third party, $1.0 million in net accretion and amortization of premium and discounts on marketable securities, $0.8 million in amortization of debt issuance costs and $0.8 million other expenses related to the equity purchase agreement with Lincoln Park Capital Fund, partially offset by a $2.2 million in non-cash rent expense and $0.1 million debt extinguishment gain from conversion of debt to equity. The net change in our operating assets and liabilities primarily consisted of decreases of $1.3 million in accrued compensation, $1.1 million in accrued liabilities and other current liabilities, $0.6 million in accounts payable and increase of $0.1 million in other long-term assets, partially offset by increases of $1.0 million in derivative liability and $0.2 million in deferred revenue and a decrease of $1.3 million in prepaid expenses and other current assets.

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

Cash used in operating activities of $72.4 million for the year ended December 31, 2019 consisted primarily of a net loss of $82.2 million adjusted for net non-cash charges of $6.2 million and net changes to our operating assets and liabilities of $3.6 million. Our non-cash charges consisted primarily of $10.9 million in stock-based compensation, $2.7 million in depreciation and amortization and $1.0 million in common stock granted to a third party, partially offset by a $1.4 million change in fair value of contingent consideration, $1.3 million in accretion of our tenant improvement allowance and $1.2 million in net accretion and amortization of premium and discounts on marketable securities. The net change in our operating assets and liabilities consisted of increases of $2.5 million in deferred rent, net of current portion, and $2.1 million in accrued compensation, partially offset by decreases of $0.6 million in accrued liabilities and other current liabilities, $0.2 million in accounts payable and a $0.2 million increase in prepaid expenses and other current assets.

Investing Activities

Cash provided by investing activities of $39.3 million for the year ended December 31, 2021 was related to maturities of marketable securities of $121.0 million which were offset by purchases of marketable securities of $81.5 million and purchases of property and equipment of $0.2 million.

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

Financing Activities

Cash provided by financing activities of $20.8 million for the year ended December 31, 2021 was related to $10.4 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $8.2 million in proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs, $1.8 million in proceeds from issuance of common stock upon exercise of stock options, net of repurchases, $0.3 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan and $0.2 million in proceeds from the repayment of employee promissory note, partially offset by $0.1 million current portion of long-term debt arrangement.

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

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5 to our financial statements “License Revenue, Agreements and Strategic Investment” for additional information.

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

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2021 and 2020.

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

We have also granted stock options to certain key employees that vest in conjunction with certain market conditions. The Company uses the Monte-Carlo option-pricing model to estimate the fair value of stock option awards that contain only market conditions. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

As of December 31, 2021, we had $23.1 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 3.2 years. For stock-based awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash, Cash Equivalents and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $90.1 million as of December 31, 2021, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of December 31, 2021, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $22.7 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at December 31, 2021 was 16.69%. A hypothetical 1% change in interest rates would increase expense by approximately $0.4 million annually and would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (“the Company”) as of December 31, 2021 and 2020, and related statements of operations and comprehensive loss, and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Redwood City, California

March 15, 2022

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except for share amounts and par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$32,905	$17,807
Short-term marketable securities	55,170	79,892
Prepaid expenses and other current assets	1,879	3,167
Restricted cash	550	—
Total current assets	90,504	100,866
Property and equipment, net	9,942	12,627
Operating lease right-of-use assets	21,286	23,509
Long-term marketable securities	1,993	17,871
Long-term restricted cash	896	1,446
Other long-term assets	91	—
Total assets	$124,712	$156,319
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,985	$2,558
Accrued compensation	4,028	5,355
Accrued and other current liabilities	6,370	6,550
Deferred revenue	216	—
Derivative liability related to debt	963	—
Current portion of long-term debt	3,055	—
Total current liabilities	16,617	14,463
Operating lease liability, net of current portion	30,094	34,468
Long-term debt, net	18,409	24,508
Other long-term liabilities	23	—
Total liabilities	65,143	73,439
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2021 and 2020; 62,991,906 and 53,253,213 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6	5
Additional paid-in capital	459,631	422,379
Related party promissory notes for purchase of common stock	—	(210)
Accumulated other comprehensive gain	(44)	5
Accumulated deficit	(400,024)	(339,299)
Total stockholders’ equity	59,569	82,880
Total liabilities and stockholders’ equity	$124,712	$156,319

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Licensing revenue – Related Party	$4,784	$—	$—
Operating expenses:
Research and development	38,393	67,309	70,957
General and administrative	23,056	24,025	20,046
Change in fair value of contingent consideration	—	(33)	(1,352)
Impairment of long-lived assets	—	2,629	—
Total operating expenses	61,449	93,930	89,651
Loss from operations	(56,665)	(93,930)	(89,651)
Interest income	100	1,196	3,289
Interest expense	(3,177)	(1,292)	—
Other (expense) income, net	(983)	182	4,185
Net loss	$(60,725)	$(93,844)	$(82,177)
Other comprehensive loss
Unrealized (loss) gain on marketable debt securities	(49)	(85)	185
Comprehensive loss	$(60,774)	$(93,929)	$(81,992)
Net loss per share, basic and diluted	$(1.09)	$(1.84)	$(1.88)
Weighted average number of shares used in computing net loss per share, basic and diluted	55,815,873	50,864,889	43,624,807

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2018	42,414,294	$4	$324,663	$(201)	$(400)	$(95)	$(163,278)	$160,693
Issuance of common stock, net of issuance costs, under at-the-market equity ("ATM") equity offering program	3,974,908	1	26,085	—	—	—	—	26,086
Issuance of common stock upon exercise of stock options	505,226	—	840	—	—	—	—	840
Vesting of early exercised stock options	—	—	647	—	—	—	—	647
Stock-based compensation	—	—	10,852	—	—	—	—	10,852
Common stock issued to third parties	253,334	—	3,022	(9)	(18)	—	—	2,995
Repurchased shares	(4,281)	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (“2018 ESPP”)	83,584	—	586	—	—	—	—	586
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	—	(82,177)	(82,177)
Balances at December 31, 2019	47,227,065	$5	$366,695	$(210)	$(418)	$90	$(245,455)	$120,707
Issuance of common stock, net of issuance costs, under ATM equity offering program	5,002,257	—	37,270	—	—	—	—	37,270
Issuance of common stock upon exercise of stock options	410,484	—	1,510	—	—	—	—	1,510
Issuance of common stock upon vesting of restricted stock units	103,020	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	216	—	—	—	—	216
Stock-based compensation	—	—	13,746	—	—	—	—	13,746
Common stock issued for services	43,550	—	100	—	—	—	—	100
Common stock issued to third parties for milestone payments	361,644	—	2,310	—	—	—	—	2,310
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	374	—	—	374
Repayment of promissory note from employee through repurchase of early exercise shares	(12,909)	—	(44)	—	44	—	—	—
Issuance of common stock under 2018 ESPP	118,102	—	576	—	—	—	—	576
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(93,844)	(93,844)
Balances at December 31, 2020	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under ATM equity offering program	1,894,527	—	10,357	—	—	—	—	10,357
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	4,172,855	1	9,039	—	—	—	—	9,040
Issuance of common stock Hercules Capital, net of issuance costs	1,727,361		2,704	—	—	—	—	2,704
Issuance of common stock upon exercise of stock options	497,538	—	1,795	—	—	—	—	1,795
Issuance of common stock under 2018 ESPP	117,037	—	347	—	—	—	—	347
Common stock granted to third party	400,052	—	1,457	—	—	—	—	1,457
Repurchase of early exercised shares	(33,370)	—	—	—	—	—	—	—
Vesting of restricted stock units	962,693	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,553	—	—	—	—	11,553
Repayment of promissory note for purchase of common stock	—	—	—	210	—	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	(60,725)	(60,725)
Balances at December 31, 2021	62,991,906	$6	$459,631	$—	$—	$(44)	$(400,024)	$59,569

See accompanying notes to the financial statements

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(60,725)	$(93,844)	$(82,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,880	3,449	2,663
Amortization of debt issuance costs	813	318	—
Debt extinguishment gain upon conversion to equity	(123)	—	—
Net accretion and amortization of premium and discounts on marketable securities	1,043	256	(1,151)
Other expense related to the commitment shares issued to Lincoln Park Capital Fund	825	—	—
Stock-based compensation	11,553	13,813	10,852
Common stock issued to third parties	1,457	1,211	965
Non-cash rent expense	(2,152)	(1,076)	—
Impairment of long-lived assets	—	2,629	—
Change in fair value of strategic investment	—	(502)	(4,507)
Accretion of tenant improvement allowance	—	—	(1,275)
Change in fair value of contingent consideration	—	(33)	(1,352)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,288	(1,168)	(169)
Other long-term assets	(91)	628	(31)
Accounts payable	(573)	(2,640)	(227)
Accrued compensation	(1,327)	(517)	2,114
Accrued liabilities and other current liabilities	(1,131)	(857)	(587)
Other long-term liabilities	24	—	—
Derivative liability related to debt	963	—	—
Deferred revenue	216	—	—
Deferred rent, net of current portion	—	—	2,461
Net cash used in operating activities	(45,060)	(78,333)	(72,421)
Investing activities
Purchase of marketable securities	(81,492)	(138,486)	(119,270)
Maturities of marketable securities	121,000	127,915	188,809
Sale of strategic investments	—	6,009	—
Purchase of property and equipment	(195)	(646)	(1,586)
Net cash provided by (used in) investing activities	39,313	(5,208)	67,953
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	10,357	37,270	26,085
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	8,215	—	—
Proceeds from repayment of employee promissory notes	210	374	—
Proceeds from long-term debt, net of issuance costs to lender	—	24,550	—
Payment of long-term debt non-lender issuance costs	—	(360)	—
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	1,784	1,510	840
Proceeds from issuance of common stock under the 2018 ESPP	347	576	586
Current portion of long-term debt arrangement	(68)	—	—
Payments made on capital lease obligations	—	(45)	(73)
Net cash provided by financing activities	20,845	63,875	27,438
Net increase (decrease) in cash, cash equivalents and restricted cash	15,098	(19,666)	22,970
Cash, cash equivalents and restricted cash at beginning of year	19,253	38,919	15,949
Cash, cash equivalents and restricted cash at end of year	$34,351	$19,253	$38,919
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,370	$773	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common shares in payment of debt	$2,704	$—	$—
Property and equipment included in accounts payable	$—	$13	$565
Issuance of common stock in settlement of contingent consideration milestone	$—	$1,098	$—
Issuance of shares in settlement of share-based liability	$—	$100	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$27,714	$—
Lessor funded lease incentives included in property and equipment	$—	$—	$10,651
Receipt of promissory note from related party for purchase of common stock	$—	$—	$27

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

The Company’s Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $400.0 million as of December 31, 2021. During the year ended December 31, 2021, the Company incurred a net loss of $60.7 million and used $45.1 million of cash in operating activities. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any revenue from contracts with customers and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Program (as defined in Note 10), the Term Loan Facility (as defined in Note 8) and an Equity Purchase Agreement (as defined in Note 10), and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents and marketable securities of $90.1 million as of December 31, 2021. As of March 15, 2022, the date of issuance of these Financial Statements, the Company expects that its cash and cash equivalents as of December 31, 2021 will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Financial Statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, contingent consideration liability, the fair value of right-of-use assets and lease liabilities, embedded derivatives and stock-based compensation. Actual results could differ from such estimates or assumptions.

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

	December 31,
	2021	2020	2019
Cash and cash equivalents	$32,905	$17,807	$37,473
Restricted cash	1,446	1,446	1,446
Total cash, cash equivalents, and restricted cash	$34,351	$19,253	$38,919

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

Fair Value Measurements

The Company’s financial instruments during the periods presented consist of cash and cash equivalents, restricted cash, marketable securities, strategic investments, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities, contingent consideration liabilities, derivative liabilities related to debt and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. Level 3 instruments incorporate certain unobservable inputs such as the selected discount rate of the related loan. These estimates may be subjective in nature and involve uncertainties and matters of judgment.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. In determining the appropriate amount and timing of revenue to be recognized under this guidance, the Company performs the following five steps: (i) identifies the contract(s) with our customer; (ii) identifies the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measures the transaction price, including the constraint on variable consideration; (iv) allocates the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in an agreement to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Significant management judgment is required to determine the level of effort required and the period over which completion of the performance obligations is expected under an agreement. If reasonable estimates regarding when performance obligations are either complete or substantially complete cannot be made, then revenue recognition is deferred until a reasonable estimate can be made. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

The Company allocates the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price is re-evaluated, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. Revenue is recognized when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. Consideration received in advance are recorded as deferred revenue and are recognized as the related performance obligation is satisfied.

Following is a description of the principal activities from which the Company generates revenue. License revenue primarily represent amounts earned under agreements that license our intellectual property to other companies. See Note 5, “License Revenue, Agreements and Strategic Investment” for further detail. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and royalties based on net sales of approved products.

Licenses of Intellectual Property.
If the Company determines the license to intellectual property is distinct from the other performance obligations identified in the agreement and the licensee can use and benefit from the license, the Company recognizes revenue from the estimated transaction price that is allocated to the license. Licensing arrangements are analyzed to determine whether the promised goods or services, which may include licenses, transfer of know-how, transfer of materials, research and development services and governance committee services, are distinct or whether they must be accounted for as part of a combined performance obligation. If the license is considered not to be distinct, the license would then be combined with other promised goods or services as a combined performance obligation. If the Company is involved in a governance committee, it assesses whether its involvement constitutes a separate performance obligation. When governance committee services are determined to be separate performance obligations, the Company determines the fair value to be allocated to this promised service.

Milestone Payments: At the inception of each agreement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that the Company do not deem to be probable of being achieved, the associated milestone payments are fully constrained and the value of the milestone is excluded from the transaction price with no revenue being recognized. For example, milestone payments that are not within our control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, the Company recognizes revenue for the milestone payment. At each reporting date, the Company assesses the probability of achievement of each milestone under our current agreements

Royalties. For agreements with sales-based royalties, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied). At each reporting date, the Company estimates the sales incurred by each licensee during the reporting period based on historical experience and accrues the associated royalty amount.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2021 and 2020, the Company had no off-balance sheet concentrations of credit risk.

The Company depends on third-party suppliers for key raw materials used in its manufacturing processes and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate raw materials.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, the Company’s operations have not been materially impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and results of operations, including ongoing and planned clinical studies. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. The Company continues to monitor the impact the COVID-19 pandemic may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned studies.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2021 and 2020.

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

Determining estimated discounted cash flows for purposes of an impairment analysis requires the Company to make estimates and assumptions regarding the amount and timing of sublease income. There are often risks and uncertainties associated with the intent to sublease offices and laboratory space. Consequently, the eventual realized sublease revenues may vary from estimates as of the impairment testing date and adjustments may occur in future periods. Furthermore, the Company’s sublease assumptions could be further impacted by the uncertainties caused by the COVID-19 outbreak.

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

The Company has used the Monte-Carlo option-pricing model to estimate the fair value of stock option awards that contain only market conditions. The Monte-Carlo option pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

Embedded Derivatives of the Loan Agreement

The Company measures derivative liability related to debt at fair value. Estimated fair value of the derivative liability related to debt, initially measured and recorded on the date of the amendment of the loan and security agreement, is considered to be a Level 3 instrument. The fair value of the derivative liability related to debt is based on the term loan principal, the date of maturity, the contractual term loan interest rate, the convertible discount factor, and the selected discount rate of the loan. The derivative liability related to debt is recorded at fair value at the end of each reporting period with changes in estimated fair values recognized as a component of other income (expense), net in the statements of operations and comprehensive loss.

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

On March 10, 2021, Congress passed the American Rescue Plan Act (“ARP Act”) of 2021.  On March 11, 2021, President Biden signed the bill into law. The ARP contains employment-related provisions. The ARP is a follow-up to the CARES Act, and that part of the CAA Act of 2021 devoted to COVID-19 relief.  The ARP includes Paycheck Protection Program (PPP) funding changes and expanded the Employee Retention Credit (ERC) provisions under the CAA. The Company did not apply for a PPP loan. Regarding the ERC, management has calculated that a total ERC of $535,504 for 2020 and $957,839 for 2021 are available. The Company does not expect the ARP to have a material impact on the Company’s financial statements. Any change to the deferred taxes as a result of the enactment of the ARP is expected to be fully offset to the valuation allowance.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive. The calculation of diluted loss per share also requires that, to the extent the presumed issuance of additional shares as contingent consideration is dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, convertible preferred stock, early exercised common stock subject to future vesting, restricted stock accounted for as options common and preferred stock warrants and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized losses on the Company’s marketable securities.

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

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,421	$21,421	$—	$—
Total cash equivalents	21,421	21,421	—	—
Short-term marketable securities:
U.S. treasuries	52,146	—	52,146	—
U.S. government debt securities	3,024	—	3,024	—
Total short-term marketable securities	55,170	—	55,170	—
Long-term marketable securities:
U.S. treasuries	1,993	—	1,993	—
Total long-term marketable securities	1,993	—	1,993	—
Total assets subject to fair value measurements on a recurring basis	$78,584	$21,421	$57,163	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,686	$13,686	$—	$—
Total cash equivalents	13,686	13,686	—	—
Short-term marketable securities:
U.S. treasuries	55,349	—	55,349	—
U.S. and foreign commercial paper	11,999	—	11,999	—
U.S. and foreign corporate debt securities	1,001	—	1,001	—
U.S. government debt securities	11,543	—	11,543	—
Total short-term marketable securities	79,892	—	79,892	—
Long-term marketable securities
U.S. treasuries	7,370	—	7,370	—
U.S. government debt securities	10,501	—	10,501	—
Total long-term marketable securities	17,871	—	17,871	—
Total assets subject to fair value measurements on a recurring basis	$111,449	$13,686	$97,763	$—

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

The Company had previously recorded a contingent consideration liability related to three agreements (the “Commercial Agreements”) with Ascentage Pharma Group Corp. Limited, a clinical-stage biopharmaceutical company based in Hong Kong China (“Ascentage Pharma”). See Note 5, “License Revenue, Agreements and Strategic Investment”. The fair value of the contingent consideration liability at December 31, 2019 included inputs not observable in the market and thus represented a Level 3 measurement. The probability of achieving the defined milestone events under the Commercial Agreements was estimated on a quarterly basis by the Company’s management using a probability-weighted valuation approach model which utilized current stock price and reflected the probability and timing of future issuances of shares. As a result of settlements and changes made to the Commercial Agreements, there was no contingent consideration liability at December 31, 2021 and 2020.

The following table provides a reconciliation of contingent consideration liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration Liability Amount
Balance at December 31, 2019	1,131
Additions	—
Settlements	(1,098)
Change in fair value	(33)
Balance at December 31, 2020	$—

In December 2021, the Company recorded a derivative liability relating to an amendment to its loan and security agreement. It comprised of a redemption conversion feature which met the definition of a derivative instrument, which terms are included in the amended loan and security agreement. See Note 8, “Term Loan Facility”. The Company classified this instrument as a liability on the balance sheet because the feature was not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the loan amendment and is being subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the statements of operations. There were no adjustments to the fair value of the derivative as of December 31, 2021.

The following table provides a reconciliation of the derivative liability related to debt measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liability related to Debt Conversion Feature(1)
Balance at December 31, 2020	$—
Additions	1,782
Conversion	(819)
Change in fair value	—
Balance at December 31, 2021	$963

(1)

Transfers into Level 3 during the year ended December 31, 2021 relate to the call option with Hercules Capital, Inc, where the lender can convert principal debt into common stock. Transfers out of Level 3 during the year relate to the conversions calls of this option made by Hercules Capitals, Inc.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,421	$—	$—	$21,421
Total cash equivalents	21,421	—	—	21,421
Short-term marketable securities:
U.S. government debt securities	3,026	—	(2)	3,024
U.S. treasuries	52,186	—	(40)	52,146
Total short-term marketable securities	55,212	—	(42)	55,170
Long-term marketable securities:
U.S. treasuries	1,995	—	(2)	1,993
Total long-term marketable securities	1,995	—	(2)	1,993
Total marketable securities	$78,628	$—	$(44)	$78,584

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,686	$—	$—	$13,686
Total cash equivalents	13,686	—	—	13,686
Short-term marketable securities:
U.S. and foreign commercial paper	11,998	1	—	11,999
U.S. and foreign corporate debt securities	1,001	—	—	1,001
U.S. government debt securities	11,541	2	—	11,543
U.S. treasuries	55,350	2	(3)	55,349
Total short-term marketable securities	79,890	5	(3)	79,892
Long-term marketable securities
U.S. treasuries	7,369	1	—	7,370
U.S. government debt securities	10,498	3	—	10,501
Total long-term marketable securities	17,867	4	—	17,871
Total marketable securities	$111,443	$9	$(3)	$111,449

At December 31, 2021, the remaining contractual maturities of available-for-sale debt securities were less than two years. There have been no significant realized gains or losses on available-for-sale debt securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2021 and 2020. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company's financial instruments.

5. License Revenue, Agreements and Strategic Investment

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2021.

In accordance with the license agreements, the Company recognized revenue as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Jocasta Neuroscience, Inc. (1)	$4,784	$—	$—
	$4,784	$—	$—

(1)	Jocasta Neuroscience, Inc. was deemed a related party at the effective time the agreement was made on December 17, 2021.

There have been no material changes to the Company’s license agreements in the three and twelve months ended December 31, 2021, except as described below.

License Agreement with Jocasta Neuroscience, Inc.

In December 2021, the Company signed a License Agreement with Jocasta Neuroscience, Inc. (“the Jocasta Agreement”) to exclusively license its rights in the α-Klotho asset for development and commercialization, and included a sublicense agreement under the original license agreement with the University of California, San Francisco. Under the Jocasta Agreement, the Company received a $5.0 million upfront cash payment from Jocasta Neuroscience, Inc. The Company may also receive additional payments based on development milestones, approval milestones, and sales-based royalties, per indication. The Jocasta agreement is recognized in accordance with ASC 606, Revenue from Contracts with Customers, and is classified under License Revenue.

Promises that the Company concluded were distinct performance obligations in the License Agreement included: (1) the license of intellectual property and delivery of know-how, and (2) the transfer of licensed compounds and materials.

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Fixed consideration exists in the form of the upfront payment. Regulatory milestones and royalties were considered variable consideration. The estimated variable consideration is constrained until the Company determines it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in future periods. Milestone payments are constrained and not included in the transaction price due to the uncertainties of research and development. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the initial transaction price consists of the upfront payment of $5.0 million. The allocation of the transaction price is performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. The transaction price allocated to the license of intellectual property and delivery of know-how was recognized upon grant of license and delivery of know-how. The transaction price allocated the transfer of licensed compounds and materials, will be recognized over time as the materials are delivered. Consideration received in advance are recorded as deferred revenue and will be recognized as the performance obligations are satisfied.

For the years ended December 31, 2021 and 2020, the Company recognized $4.8 million and zero, respectively, of license revenue, primarily related to the delivery of a performance obligation consisting of a license of intellectual property and related know-how which was delivered in 2021. For the year ended December 31, 2021, the Company recorded the $0.2 million as deferred revenue.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of December 31, 2021. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License. See above, “License Agreement with Jocasta Neuroscience, Inc.” for additional information on the Jocasta Agreement.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2021 and 2020. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

As of December 31, 2021, pursuant to these agreements, the Company had issued 1,269,755 shares of common stock to Ascentage Pharma and 291,944 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2a proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2a UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 294,775 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 105,277 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2021. The Company had previously issued 361,664 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

Strategic Investment

The Company previously held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s condensed balance sheets. The fair value of the Company’s equity investment in Ascentage International was zero as of December 31, 2021 and 2020. The change in fair value of this investment was zero and $0.5 million for the years ended December 31, 2021 and 2020, respectively, and was recorded in other expense on the statements of operations and comprehensive loss.

The Company agreed to provide funding to Ascentage Pharma for research and development work performed at a cost of up to $2.0 million through February 2020. During the year ended December 31, 2020, the research and development expense under the research services agreement was not material to the Company’s financial statements.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$5,718	$5,960
Computer equipment	499	501
Furniture and fixtures	818	825
Leasehold improvements	15,158	15,083
Total property and equipment	22,193	22,369
Less: accumulated depreciation and amortization	(12,258)	(9,742)
Construction-in-progress	7	—
Total property and equipment, net	$9,942	$12,627

Depreciation and amortization expense related to property and equipment was $2.9 million, $3.4 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Operating lease liability - current portion	$4,378	$4,520
Accrued research and development	1,390	1,638
Liability related to early exercise shares	10	21
Accrued other	592	371
	$6,370	$6,550

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense	$4,357	$4,721
Variable lease expense	1,633	1,168
Sublease income	(2,578)	—
Impairment of operating lease right-of-use asset	—	1,409
Total lease expense	$3,412	$7,298

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the statements of operations and comprehensive loss as incurred. Rent expense for the year ended December 31, 2019 was $4.5 million.

The following table summarizes supplemental information related to leases (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,653	$5,797
Weighted-average remaining lease term (years)
Operating leases	7.7	8.5
Weighted-average discount rate (percentage)
Operating leases	5.9%	5.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2021 (in thousands):

Amount
2022	$6,286
2023	4,810
2024	4,964
2025	5,123
2026	5,287
Thereafter	16,892
Total future minimum lease payments	43,362
Less: Amount representing interest	(8,890)
Present value of future minimum lease payments	34,472
Less: Current portion of operating lease liability	(4,378)
Noncurrent portion of operating lease liability	$30,094

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.6 million during the year ended December 31, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the year ended December 31, 2021.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $1.5 million and zero for the years ended December 31, 2021 and 2020, respectively, which was offset against total rent expense.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco facility. No impairment loss was recorded during the year ended December 31, 2021. Sublease income was $1.1 million and zero for the years ended December 31, 2021 and 2020, respectively, which was offset against total rent expense.

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
8. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of December 31, 2021 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

On December 15, 2021, the Company entered into an amendment to the Loan and Security Agreement (“the Loan Amendment”). The Loan Amendment includes a Lender Optional Conversion where after the effective date and until the six-month anniversary of the execution date, the lender may elect to convert to equity of the Company all or any part of up to twenty percent (20%) of the original principal amount for a maximum amount of $5.0 million. As of December 31, 2021, the lender had elected to convert $2.3 million of the outstanding principal into equity. The Company incurred approximately $0.1 million in loan issuance costs relating to the amendment, which were offset against the loan proceeds and are accounted for as a loan discount.

The Company expects to make interest only payments through September 1, 2022 and expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024. Pursuant to the Loan Amendment, the interest only period may extend up to a maximum of 9 months to June 1, 2023 should the company meet specific milestones related to its clinical trials and raising additional capital.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On December 31, 2021, the rate was 9.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At December 31, 2021, the effective interest rate was 16.69%.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2021, and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of December 31, 2021, the carrying value of the term loan consists of $22.7 million principal outstanding less the debt discount and issuance costs of approximately $2.8 million. The end of term fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the statements of operations and comprehensive loss, was $3.2 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

Future principal payments for the long-term debt are as follows (in thousands):

December 31, 2021
2022	$3,485
2023	11,144
2024	8,073
Total principal payments	22,702
End of term fee due at maturity in 2024	1,562
Total principal and end of term fee payments	24,264
Unamortized discount and debt issuance costs	(2,800)
Present value of remaining debt payments	21,464
Current portion of long-term debt	(3,055)
Long-term debt, net	$18,409

9. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized $4.8 million of licensing revenue for the year ended December 31, 2021.

Recourse Notes

In January 2018, the Company issued full-recourse promissory notes to a non-executive officer employee of the Company for an aggregate principal amount of $0.2 million with an interest rate of 2.5% per annum. All of the principal was used to early exercise options for 59,322 shares of the Company’s common stock. In December 2019, the full recourse note was deemed satisfied and superseded by a new full recourse promissory note agreement with a principal amount of $0.2 million and an interest rate of 1.51% per annum. In January 2021, the non-executive officer employee terminated his employment with the Company. As at March 31, 2021 the Company reclassified the $0.2 million recorded on the balance sheet in stockholders’ equity as ‘Related party promissory note for purchase of common stock’ to ‘Promissory notes for purchase of common stock’. The balance was repaid in full by June 30, 2021.

10. Equity Financing

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2021 and 2020, there were 62,991906 and 53,253,213 shares of common stock issued and outstanding.

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

In July 2020, the Company filed an additional prospectus supplement to the Shelf Registration Statement. This prospectus supplement covers the offering, issuance and sale of up to an additional $50.0 million of the Company’s common stock from time to time through an additional “at-the-market” offering under the Securities Act of 1933, as amended (the “Additional ATM Offering Program”). The Initial ATM Offering Program and Additional ATM Offering Program are collectively called the “ATM Offering Programs”.

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the year ended December 31, 2021, there were 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 707,459 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $10.4 million, after deducting commissions and other offering expenses of $0.3 million.

Equity Purchase Agreement

On September 29, 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 1,020,408 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 252,447 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of December 31, 2021, the Company had initiated the purchase of an additional 2.9 million shares of the Company’s common stock amounting to $5.3 million in gross proceeds.

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

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring is expected to result in an elimination of approximately 32 positions and the Company will incur a one-time employee benefits and severance charge of approximately $1.8 million in operating expenses in the first half of 2022.

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

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of December 31, 2021, there were in aggregate 13,271,831 shares of common stock authorized for issuance under the 2018 Plan.

Prior to its termination, the 2013 Plan provided for the granting of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) and restricted shares to employees, directors, and consultants at the discretion of management and the board of directors. The exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. For awards granted between September 2017 and February 2018 with an exercise price of $3.42, a deemed fair value ranging from $3.95 to $8.47 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted under the 2013 Plan expire no later than ten years from the date of grant and generally vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2018 Plan.

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

In March 2020, the Company’s board of directors approved the Company’s 2020 Employment Inducement Incentive Plan (“the 2020 Plan”), to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company. The 2020 Plan initially reserved 1,100,000 shares for the issuance of stock options, and in November 2020, the Company reserved an additional 1,500,000 shares of common stock for future issuance under the 2020 Plan. Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2020 Plan. As of December 31, 2021, there were in aggregate 2,530,000 shares of common stock authorized for issuance under the 2020 Plan.

Equity Incentive Plan Activity

The following sections summarize activity under the Company’s equity incentive plans.

Stock Options, Restricted Stock Units (RSUs) and Performance Stock Units (“PSUs”) Activity

A summary of the Company’s stock option activity under the 2013 Plan, 2018 Plan and 2020 Plan for the year ended December 31, 2021 is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2020	4,270,764	7,475,472	$6.88
Shares added	2,942,007	—	—
Granted	(3,629,461)	3,062,738	4.92
Exercised	—	(430,047)	3.64
Canceled	1,730,141	(1,441,208)	8.70
Balance at December 31, 2021	5,313,451	8,666,955	$6.05	7.7	$—
Vested and exercisable at December 31, 2021		4,204,083	$6.55	6.4	$—
Vested and expected to vest at December 31, 2021		8,666,955	$6.05	7.7	$—

The total intrinsic value of options exercised was $1.1 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively. The weighted-average estimated fair value of stock options granted was $4.88 and $4.83 for the years ended December 31, 2021 and 2020, respectively.

The aggregate intrinsic value of options exercisable was zero and $4.1 million as of December 31, 2021 and 2020, respectively.

In September 2020, the board of directors granted retention stock-based awards to employees covering an aggregate of 3.2 million shares of common stock, including options to purchase an aggregate of 250,000 shares of common stock and 2,959,850 of restricted stock units. The awards are all time-based vesting and vest over three to four years.

During the year ended December 31, 2020 the Company issued 13,550 shares in settlement of stock-based compensation awards accounted for as liability awards. During the year ended December 31, 2021, there were no shares issued in settlement of stock-based compensation awards accounted for as liability awards.

The following table summarizes the Company’s RSU, RSA and PSU activity for the year ended December 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	2,922,077	$3.44
Granted	566,723	$4.88
Released	(962,693)	$3.36
Canceled	(535,170)	$3.33
Unvested at December 31, 2021	1,990,937	$3.92

As of December 31, 2021, the total stock-based compensation cost related to options, RSAs, RSUs and PSUs granted but not yet amortized was $23.1 million and will be recognized over a weighted-average period of approximately 3.2 years. The total grant date fair value of RSUs and RSAs vested during the years ended December 31, 2021 and 2020 was approximately $3.1 million and $1.2 million, respectively.

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

Valuation of Stock Options

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP awards. The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term of options (in years)	6.0	6.1	6.1
Expected stock price volatility	85.7%-88.5%	92.6%-107.9%	99.4%-111.3%
Risk-free interest rate	1.08%-1.35%	0.29%-0.52%	1.59%-2.27%
Expected dividend yield	—	—	—

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

Performance and Market Contingent Stock Options

As of December 31, 2020, there were 87,521 performance and market contingent stock option awards outstanding with a grant date total fair value of $0.3 million. As of December 31, 2020 the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

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

As of December 31, 2021, there were 50,849 market contingent stock option awards outstanding with a modification date total fair value of $0.2 million.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, and costs associated with the 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$4,809	$6,563	$4,979
General and administrative	6,744	7,250	5,873
Total	$11,553	$13,813	$10,852

Stock-based compensation for the year ended December 31, 2020 includes $0.1 million of expense related to awards accounted for as liability awards. There was no expense related to awards accounted for as liability awards included in stock-based compensation for the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, stock-based compensation expense recognized related to nonemployee options was $0.4 million and $0.3 million, respectively.

13. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted earnings (loss) per share also requires that, to the extent contingencies are satisfied during the period and the presumed issuance of additional shares as contingent consideration is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the contingent consideration liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. In all periods presented, the Company’s outstanding stock options, RSAs, RSUs (including PSUs), early exercised common stock subject to future vesting, restricted stock accounted for as options, shares subject to the 2018 ESPP and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(60,725)	$(93,844)	$(82,177)
Denominator:
Weighted average number of shares outstanding—basic and diluted	55,815,873	50,864,889	43,624,807
Net loss per share—basic and diluted	$(1.09)	$(1.84)	$(1.88)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	8,666,955	7,540,472	6,906,898
Early exercised common stock subject to future vesting	33,370	66,741	146,915
RSUs	1,990,937	2,832,077	325,887
PSUs	—	150,000	—
Shares subject to the 2018 ESPP	147,741	111,383	47,597
Total	10,839,003	10,700,673	7,427,297

Up to 55,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Revenue, Agreements and Strategic Investment,” to the Company’s financial statements for additional information.

14. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the years ended December 31, 2021 and 2020, the Company recorded matching contributions of $0.5 million and $0.6 million, respectively.

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

The effective tax rate for the years ended December 31, 2021, 2020 and 2019 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Taxes at the U.S. statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	0.9	—	(2.2)
Other	(0.4)	1.8	(0.9)
Stock-based compensation	(1.6)	(1.6)	(0.5)
Research and development tax credits	3.2	2.2	(0.2)
Rate change	7.3	0.1	(3.9)
ASC 740-10	(4.2)	—	—
Change in valuation allowance	(26.2)	(23.5)	(13.3)
Total provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$68,216	$57,126
Research and development tax credits	7,356	5,411
Stock-based compensation	5,232	4,326
Accruals and other	837	1,145
Intangibles	3,581	1,181
Charitable contributions	266	254
Operating lease liabilities	7,608	8,203
Total deferred tax assets	93,096	77,646
Deferred tax liabilities:
Operating lease right-of-use assets	(4,698)	(4,946)
Fixed assets	(1,500)	(1,750)
Unrealized gain on equity investment	—	—
Total deferred tax liabilities	(6,198)	(6,696)
Valuation allowance	(86,898)	(70,950)
Net deferred tax assets	$—	$—

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

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $15.9 million and $22.1 million during the years ended December 31, 2021 and 2020, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$260,405	Do Not Expire
Net operating losses, federal (pre January 1, 2018)	64,136	2029-2037
Net operating losses, state	93,166	2029-2036
Research and development tax credits, federal	7,173	2034-2041
Research and development tax credits, California	6,040	Indefinite

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	December 31,
	2021	2020	2019
	(in thousands)
Gross unrecognized tax benefits at January 1	$7,142	$9,762	$3,714
Additions for tax positions taken in the current year	3,457	255	6,221
Reductions for tax positions taken in the prior year	2,622	(2,875)	(173)
Gross unrecognized tax benefits at December 31	$13,221	$7,142	$9,762

If recognized, none of the unrecognized tax benefits as of December 31, 2021 and 2020 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2021 and 2020, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and California, Colorado, Delaware, Florida and Massachusetts. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

16. Subsequent Events

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring is expected to result in an elimination of approximately 32 positions, or approximately 50% of the Company’s workforce, by the first half of 2022. The Company will incur a one-time employee benefits and severance charge of approximately $1.8 million in operating expenses in the first half of 2022.

During the first quarter of 2022, Hercules Capital, Inc. gave notice to convert the remaining convertible debt option into equity of the Company’s common stock. This resulted in the conversion of $2.7 million of principal debt into common stock, and reducing the outstanding principal under the first tranche to $20.0 million.

In February 2022, the Company’s Board of Directors approved the granting of retention awards to critical and important Company personnel. The awards consisted of 1,893,335 stock options and 463,328 restricted stock units with a grant date total fair value of $2.0 million and $0.5 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2021, based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance”  in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith
1.1	Sales Agreement, dated July 31, 2020, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	10-Q	1.1	7-31-20
3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	3.2	5-7-18
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1	4.2	4-23-18
4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4.3	4-5-18
4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.4	3-11-20
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Amended and Restated Non-Employee Director Compensation Program (Effective January 1, 2019)	10-K	10.6	3-6-19
10.7#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.8#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	S-1	10.11	4-5-18
10.9+	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.14	3-23-21
10.10+	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.15	3-23-21
10.11†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18

10.12+	Amendment to APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd.	10-K	10.17	3-23-21
10.13+	Amendment to Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.18	3-23-21
10.14(a)+	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(a)	3-23-21
10.14(b)+	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(b)	3-23-21
10.14(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.14(d)+	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(d)	3-23-21
10.14(e)+	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(e)	3-23-21
10.14(f)+	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(f)	3-23-21
10.14(g)+	Amendment No. 5 to Exclusive License Agreement, dated as of October 17, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(g)	3-23-21
10.15+	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.	10-K	10.20	3-23-21
10.16+	License Agreement, dated as of November 3, 2016, by and between The Johns Hopkins University and Unity Biotechnology, Inc.	10-K	10.21	3-23-21
10.17††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	10-K	10.22	3-6-19
10.18	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	10.23	3-6-19
10.19††††	First Amendment to Compound License Agreement for APG1197, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	11-25-19
10.20†††	Second Amendment to APG1252 License Agreement, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.25	3-11-20
10.21††††	Second Amendment to Compound Library and Option Agreement, dated as of January 8, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.26	3-11-20
10.22#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	10-K	10.27	3-11-20

10.23#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	10-K	10.29	3-11-20
10.24#	Employment Agreement, dated March 30, 2020, by and between Unity Biotechnology, Inc. and Anirvan Ghosh.	8-K	10.1	3-30-20
10.25#	Amended and Restated Non-Employee Director Compensation Program (effective as of March 30, 2020)	10-Q	10.2	5-7-20
10.26†††	Third Amendment to Compound License Agreement for APG-1197, dated June 29, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	7-1-20
10.27#	Employment Agreement, dated August 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.2	11-4-20
10.2/#	Amendment to Employment Agreement, dated September 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.3	11-4-20
10.29†††	Loan and Security Agreement, dated August 3, 2020, between Unity Biotechnology, Inc. and Hercules Capital. Inc.	8-K	10.1	8-4-20
10.30	Amendment No. 1 to Loan and Security Agreement, dated December 15, 2021, by and between the Company and Hercules Capital, Inc.	8-K	10.1	12-15-21
10.31	Purchase Agreement, dated September 29, 2021, by and between the Unity Biotechnology, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	9-29-21
10.32	Registration Rights Agreement, dated September 29, 2021, by and between Unity Biotechnology and Lincoln Park Capital Fund, LLC.	8-K	10.2	9-29-21
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

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

Unity Biotechnology, Inc.

Date: March 15, 2022	By:	/s/ Anirvan Ghosh
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

Name	Title	Date

/s/ Anirvan Ghosh	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Anirvan Ghosh, Ph.D.

/s/ Lynne Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Lynne Sullivan

/s/ Keith R. Leonard Jr.	Chairman	March 15, 2022
Keith R. Leonard Jr.

/s/ Paul L. Berns	Director	March 15, 2022
Paul L. Berns

/s/ Kristina M. Burow	Director	March 15, 2022
Kristina M. Burow

/s/ Graham K. Cooper	Director	March 15, 2022
Graham K. Cooper

/s/ Nathaniel E. David	Director	March 15, 2022
Nathaniel E. David, Ph.D.

/s/ Gilmore O’Neill	Director	March 15, 2022
Gilmore O’Neill, M.B.

/s/ Margo Roberts	Director	March 15, 2022
Margo Roberts, Ph.D.

/s/ Camille D. Samuels	Director	March 15, 2022
Camille D. Samuels