Form 10-Q
period 2022-03-31
Unity Biotechnology, Inc.
filed 2022-05-10
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 69,168,939 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	March 31, 2022	December 31, 2021(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,446	$32,905
Short-term marketable securities	62,717	55,170
Prepaid expenses and other current assets	1,770	1,879
Restricted cash	550	550
Total current assets	81,483	90,504
Property and equipment, net	9,308	9,942
Operating lease right-of-use assets	20,706	21,286
Long-term marketable securities	—	1,993
Long-term restricted cash	896	896
Other long-term assets	76	91
Total assets	$112,469	$124,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,323	$1,985
Accrued compensation	2,837	4,028
Accrued and other current liabilities	6,692	6,370
Deferred revenue	216	216
Derivative liability related to debt	—	963
Current portion of long-term debt	4,837	3,055
Total current liabilities	17,905	16,617
Operating lease liability, net of current portion	29,339	30,094
Long-term debt, net	14,534	18,409
Other long-term liabilities	—	23
Total liabilities	61,778	65,143
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 69,148,106 and 62,991,906 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	6
Additional paid-in capital	469,799	459,631
Accumulated other comprehensive loss	(176)	(44)
Accumulated deficit	(418,939)	(400,024)
Total stockholders’ equity	50,691	59,569
Total liabilities and stockholders’ equity	$112,469	$124,712

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,461	$8,717
General and administrative	5,806	6,226
Total operating expenses	18,267	14,943
Loss from operations	(18,267)	(14,943)
Interest income	29	36
Interest expense	(808)	(775)
Other income (expense), net	131	(74)
Net loss	(18,915)	(15,756)
Other comprehensive (loss) gain
Unrealized (loss) gain on marketable debt securities	(132)	10
Comprehensive loss	$(19,047)	$(15,746)
Net loss per share, basic and diluted	$(0.28)	$(0.29)
Weighted-average number of shares used in computing net loss per share, basic and diluted	67,528,552	54,169,349

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2021	62,991,906	$6	$459,631	$—	$—	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under ATM offering program	2,325,000	—	3,420	—	—	—	—	3,420
Issuance of common stock to Lincoln Park Capital Fund	900,000	—	910	—	—	—	—	910
Issuance of common stock to Hercules Capital	2,627,612	1	3,178	—	—	—	—	3,179
Vesting of restricted stock units	303,588	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	—	—	2,660
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(18,915)	(18,915)
Balances at March 31, 2022	69,148,106	$7	$469,799	$—	$—	$(176)	$(418,939)	$50,691

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under at-the-market equity ("ATM") offering program	1,220,629	—	8,892	—	—	—	—	8,892
Issuance of common stock upon exercise of stock options	259,019	—	1,183	—	—	—	—	1,183
Repurchase of early exercised shares	(33,370)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	2,744
Vesting of restricted stock units	88,218	—	—	—	—	—	—	—
Reclass of promissory notes for purchase of common stock	—	—	—	210	(210)	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(15,756)	(15,756)
Balances at March 31, 2021	54,787,709	$5	$435,198	$—	$(210)	$15	$(355,055)	$79,953

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(18,915)	$(15,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627	757
Amortization of debt issuance costs	322	191
Debt extinguishment gain upon conversion to equity	(199)	—
Net accretion and amortization of premium and discounts on marketable securities	131	290
Stock-based compensation	2,660	2,744
Non-cash rent expense	(626)	(556)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	110	1,585
Other long-term assets	14	—
Accounts payable	1,345	(640)
Accrued compensation	(1,191)	(3,516)
Accrued liabilities and other current liabilities	774	(190)
Other long-term liabilities	(24)	—
Net cash used in operating activities	(14,972)	(15,091)
Investing activities
Purchase of marketable securities	(17,067)	(38,174)
Maturities of marketable securities	11,250	52,250
Purchase of property and equipment	—	(14)
Net cash provided by investing activities	(5,817)	14,062
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	3,420	8,892
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	—	1,172
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	910	—
Net cash provided by financing activities	4,330	10,064
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,459)	9,035
Cash, cash equivalents and restricted cash at beginning of the period	34,351	19,253
Cash, cash equivalents and restricted cash at end of the period	$17,892	$28,288
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$518	$584
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$3,178	$—
Property and equipment included in accounts payable and accrued liabilities	$—	$57

Cash and cash equivalents	$16,446	$26,842
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$17,892	$28,288

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

The Company’s Condensed Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $418.9 million and $400.0 million as of March 31, 2022 and December 31, 2021, respectively. The Company had net losses of $18.9 million and $15.8 million for the three months ended March 31, 2022 and 2021, respectively, and net cash used in operating activities of $15.0 million and $15.1 million for the three months ended March 31, 2022 and 2021, respectively. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 9), the Term Loan Facility (as defined in Note 7), and an Equity Purchase Agreement (as defined in Note 9) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $79.2 million as of March 31, 2022. As of May 10, 2022, the date of issuance of these Condensed Financial Statements, the Company expects that its cash and cash equivalents as of March 31, 2022 will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Financial Statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, contingent consideration liability, the fair value of right-of-use assets and lease liabilities, derivative liabilities related to debt and stock-based compensation. Actual results could differ from such estimates or assumptions.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,766	$9,766	$—	$—
U.S. treasuries	2,000	—	2,000	—
Total cash equivalents	11,766	9,766	2,000	—
Short-term marketable securities:
U.S. treasuries	59,709	—	59,709	—
U.S. government debt securities	3,008	—	3,008	—
Total short-term marketable securities	62,717	—	62,717	—
Total assets subject to fair value measurements on a recurring basis	$74,483	$9,766	$64,717	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,421	$21,421	$—	$—
Total cash equivalents	21,421	21,421	—	—
Short-term marketable securities:
U.S. treasuries	52,146	—	52,146	—
U.S. government debt securities	3,024	—	3,024	—
Total short-term marketable securities	55,170	—	55,170	—
Long-term marketable securities:
U.S. treasuries	1,993	—	1,993	—
Total long-term marketable securities	1,993	—	1,993	—
Total assets subject to fair value measurements on a recurring basis	$78,584	$21,421	$57,163	$—

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

In December 2021, the Company recorded a derivative liability relating to an amendment to its loan and security agreement. It comprised of a redemption conversion feature which met the definition of a derivative instrument, which terms are included in the amended loan and security agreement. See Note 7, “Term Loan Facility”. The Company classified this instrument as a liability on the balance sheet because the feature was not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the loan amendment and is being subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the statements of operations.

The following table provides a reconciliation of the derivative liability related to debt measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liability related to Debt Conversion Feature(1)
Balance at December 31, 2021	$963
Additions	—
Conversion	(963)
Change in fair value	—
Balance at March 31, 2022	$—

(1)

Transfers into Level 3 during the year ended December 31, 2021 relate to the call option with Hercules Capital, Inc, where the lender can convert principal debt into common stock. Transfers out of Level 3 during the year relate to the conversions calls of this option made by Hercules Capital, Inc.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$9,766	$—	$—	$9,766
U.S. treasuries	2,000	—	—	2,000
Total cash equivalents	11,766	—	—	11,766
Short-term marketable securities:
U.S. government debt securities	3,016	—	(8)	3,008
U.S. treasuries	59,877	—	(168)	59,709
Total short-term marketable securities	62,893	—	(176)	62,717
Total	$74,659	$—	$(176)	$74,483

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,421	$—	$—	$21,421
Total cash equivalents	21,421	—	—	21,421
Short-term marketable securities:
U.S. government debt securities	3,026	—	(2)	3,024
U.S. treasuries	52,186	—	(40)	52,146
Total short-term marketable securities	55,212	—	(42)	55,170
Long-term marketable securities
U.S. treasuries	1,995	—	(2)	1,993
Total long-term marketable securities	1,995	—	(2)	1,993
Total	$78,628	$—	$(44)	$78,584

At March 31, 2022, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both March 31, 2022 and December 31, 2021. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Revenue and Agreements

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2022 and December 31, 2021.

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

For the three months ended March 31, 2022 and 2021, the Company did not recognize any license revenue or any deferred revenue related to the Jocasta Agreement. The deferred revenue balance was $0.2 million as of March 31, 2022 and December 31, 2021.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of March 31, 2022. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License. See above, “License Agreement with Jocasta Neuroscience, Inc.” for additional information on the Jocasta Agreement.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. There was no contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements at March 31, 2022 and December 31, 2021. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

As of March 31, 2022, pursuant to these agreements, the Company had issued 1,269,755 shares of common stock to Ascentage Pharma and 291,944 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 294,775 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 105,277 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2021. The Company had previously issued 361,664 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,078	$1,096
Variable lease cost	296	466
Sublease income	(1,048)	(145)
Total lease cost	$326	$1,417

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,704	$1,652
Weighted-average remaining lease term (years)
Operating leases	7.8	8.3
Weighted-average discount rate (percentage)
Operating leases	6.0%	5.9%

The following table summarizes the maturities of lease liabilities as of March 31, 2022 (in thousands):

Amount
2022 (remaining 9 months)	$4,579
2023	4,810
2024	4,964
2025	5,123
2026	5,287
Thereafter	16,893
Total future minimum lease payments	41,656
Less: Amount representing interest	(8,391)
Present value of future minimum lease payments	33,265
Less: Current portion of operating lease liability	(3,926)
Noncurrent portion of operating lease liability	$29,339

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.6 million during the year ended December 31, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the three months ended March 31, 2022.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through

August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. No impairment loss was recorded during the three months ended March 31, 2022. Sublease income was $0.6 million and zero for the three months ended March 31, 2022 and 2021, respectively.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of March 31, 2022 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On March 17, 2022, the prime rate was raised to 3.50%. On March 31, 2022, the interest rate on the term loan was 9.60%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At March 31, 2022, the effective interest rate was 17.26%.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2022, and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of March 31, 2022, the carrying value of the term loan consists of $20.0 million principal outstanding less the debt discount and issuance costs of approximately $2.2 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

Future principal payments for the long-term debt as of March 31, 2022 are as follows (in thousands):

Amount
2022 (for the remaining 9 months)	$3,063
2023	9,813
2024	7,124
Total principal payments	20,000
End of term fee due at maturity in 2024	1,563
Total principal and end of term fee payments	21,563
Unamortized discount and debt issuance costs	(2,192)
Present value of remaining debt payments	19,371
Current portion of long-term debt	(4,837)
Long-term debt, net	$14,534

8. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized $4.8 million of licensing revenue for the year ended December 31, 2021. No licensing revenue was recognized for the three months ended March 31, 2022 and 2021.

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

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the three months ended March 31, 2022, there were 2,325,000 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $3.4 million, after deducting commissions and other offering expenses of $0.1 million.

In March 2022, the Company entered into a third sales agreement (the “March 2022 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million.

Equity Purchase Agreement

On September 29, 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 1,020,408 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 252,447 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of December 31, 2021, the Company had initiated the purchase of an additional 2.9 million shares of the Company’s common stock amounting to $5.3 million in gross proceeds. During the three months ended March 31, 2022, the Company initiated purchases of an additional 0.9 million shares of the Company’s common stock amounting to $0.9 million in gross proceeds.

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

10. Corporate Restructuring

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring is expected to result in an elimination of approximately 32 positions, or approximately 50% of the Company’s workforce, by the first half of 2022. The Company will incur a one-time employee benefits and severance charge of approximately $2.0 million in operating expenses in the first half of 2022. The related accrual is recorded in accrued compensation on the condensed balance sheet at March 31, 2022. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include $1.7 million of severance costs, $0.2 million of employee-related benefits, $0.1 million of payroll taxes and supplemental one-time termination payments. Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options for $0.3 million are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $1.2 million was recorded to research and development expenses and $0.4 million was recorded to general and administrative expenses during the quarter ended March 31, 2022. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

11. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2021	8,666,955	$6.05
Granted	1,897,085	$1.06
Exercised	—	$—
Canceled	(717,266)	$6.15
Balances at March 31, 2022	9,846,774	$5.08

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,990,937	$3.92
Granted	463,328	$1.06
Vested	(303,588)	$4.48
Canceled	(152,319)	$3.54
Unvested at March 31, 2022	1,998,358	$3.20

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

As of March 31, 2022, there were 50,849 market contingent stock option awards outstanding with a total fair value of $0.2 million.

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

	Three months ended March 31,
	2022	2021
Research and development	$1,004	$1,081
General and administrative	1,656	1,663
Total	$2,660	$2,744

There was no stock-based compensation expense related to awards accounted for as liability awards for the three months ended March 31, 2022 and 2021.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(18,915)	$(15,756)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	67,528,552	54,169,349
Net loss per share—basic and diluted	$(0.28)	$(0.29)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2022	2021
Options to purchase common stock	9,846,774	7,405,619
Early exercised common stock subject to future vesting	33,370	33,370
RSUs	1,998,358	2,830,632
Shares subject to 2018 ESPP	145,017	57,568
Total	12,023,519	10,327,189

Up to 55,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Revenue and Agreements,” to our condensed financial statements for additional information.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three months ended March 31, 2022 and 2021, the Company recorded matching contributions of $0.2 million and $0.2 million, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021.

Overview

We are a biotechnology company engaged in researching and developing therapeutics to slow, halt, or reverse diseases of aging. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic diseases.

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, a member of the Bcl-2 family of apoptosis-regulatory proteins. Our goal with UBX1325 is to transformationally improve real-world outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, we dosed our first patient in a Phase 1 clinical study of UBX1325 to evaluate ocular and systemic safety and tolerability of a single intravitreal injection of UBX1325 by the incidence of dose limiting toxicities and treatment emergent adverse events reported up to 24 weeks after administration. Based on prospectively determined safety criteria, the Phase 1 study was able to dose-escalate beyond the originally planned 5 mcg dose up to 10 mcg, which informed the final dose for the Phase 2 proof-of-concept study in DME. In July 2021, we announced positive data from this Phase 1 study of UBX1325 in patients with DME and nAMD for whom anti-VEGF therapy was no longer considered beneficial. On October 5, 2021 we announced 12-week data, on November 9, 2021 we announced 24-week data, and on February 14, 2022 we announced 24-week data from an additionally-enrolled cohort of patients with AMD. UBX1325 was well-tolerated with no signs of intraocular inflammation or other related ocular adversities, and no dose-limiting toxicities or adversities that preclude advancing UBX1325 into later stage clinical development. In DME, following a rapid improvement in BCVA, a mean improvement of 9.5 ETDRS letters from baseline at 6 months in the higher dose cohorts (5, 10 mcg) and 6.9 ETDRS letters from baseline at 6 months in all dose cohorts was observed. In AMD, following a rapid improvement in BCVA, there were improvements or stabilization of both BCVA and CST through 6 months post-injection. In both diseases, the majority of patients treated with UBX1325 showed durable improvement in vision and did not meet objective rescue criteria requiring standard of care anti-VEGF treatment. Among patients who received anti-VEGF rescue, there was minimal change in either mean BCVA or CST following treatment in all but one patient.

In May 2021, we initiated our Phase 2 proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME and dosed our first patient in June 2021. Approximately 65 patients will be enrolled, randomized evenly between UBX1325 and sham-injected patients. An analysis of 12-week safety and efficacy data is expected by mid-2022, and 24-week safety and efficacy data are expected by the end of 2022. Patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In March 2022, we enrolled our first patient in our Phase 2 proof-of-concept study in nAMD. This study is expected to randomize approximately 46 patients with wet AMD who have had at least three intravitreal injections of anti-VEGF therapy in the preceding six months and who have residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to announce 8 and 16-week data from this Phase 2 proof-of-concept study in wet AMD in the fourth quarter of 2022.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $18.9 million and $15.8 million for the three months ended March 31, 2022 and 2021, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of March 31, 2022, we had an accumulated deficit of $418.9 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this report. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Interest Income

Interest income is primarily related to interest earned on our marketable securities for the three months ended March 31, 2022 and 2021.

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into during the year ended December 31, 2020.

Other Income (Expense), Net

Other income during the three months ended March 31, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt. Other expense during the three months ended March 31, 2021 includes the recognized gains and losses resulting from the sale of the investment and taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended March 31,
	2022	2021	Change
Summary of Operations Data:
Operating expenses:
Research and development	$12,461	$8,717	$3,744
General and administrative	5,806	6,226	(420)
Total operating expenses	18,267	14,943	3,324
Loss from operations	(18,267)	(14,943)	(3,324)
Interest income	29	36	(7)
Interest expense	(808)	(775)	(33)
Other income (expense), net	131	(74)	205
Net loss	$(18,915)	$(15,756)	$(3,159)

Research and Development

Research and development expenses increased by $3.8 million, to $12.5 million for the three months ended March 31, 2022 from $8.7 million for the three months ended March 31, 2021. The increase was primarily due to increases of $3.5 million in direct research and development expenses mainly due to the progress of UBX1325 studies and $1.2 million in personnel costs due to reduction in force and $0.4 million in retention bonus accruals, offset by decreases of $0.7 million in facilities-related costs due to allocation to general and administrative expenses of net expenses on Brisbane and East Grand facilities which have been subleased, $0.2 million in employee stock-based compensation forfeited from the reduction in force and $0.4 million in laboratory supplies.

General and Administrative

General and administrative expenses decreased by $0.4 million, to $5.8 million for the three months ended March 31, 2022 from $6.2 million for the three months ended March 31, 2021. The decrease was primarily due to decreases of $0.6 million in facilities-related costs, $0.3 million in recruitment expenses and $0.2 million in professional fees, offset by increases of $0.4 million in personnel costs mainly due to reduction in force and $0.2 million in retention bonus accruals and $0.1 million in insurance expense.

Interest Income

Our interest income was insignificant for the three months ended March 31, 2022 and 2021. Interest income is earned from our funds invested in cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, related to the Loan Agreement.

Other Income (Expense), net

Other income, net, was $0.1 million for the three months ended March 31, 2022 and other expense, net, was $0.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the

Company recognized a $0.2 million gain from extinguishment of debt upon conversion to equity which was offset by $0.1 million in property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of March 31, 2022, we had an accumulated deficit of $418.9 million, and we do not expect positive cash flows from operations in the foreseeable future. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million was advanced to us on the date of execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of March 31, 2022 will not be reached. We will make interest only payments through September 1, 2022 and will then repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2021, we issued 1,727,361 shares of our common stock reducing our outstanding loan principal balance by $2.3 million. As of February 14, 2022, the remaining $2.7 million of debt principal was converted to equity, and reducing the required cash reserve to $10 million. In addition, the interest only period may extend by up to a maximum of 9 months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital. There have been no material adverse events in connection with the Loan Agreement with Hercules and the substantial doubt regarding the Company’s ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an at-the-market offering, or the Initial ATM Offering Program, under which Cowen acts as sales agent. In July 2020, we filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of our common stock from time to time through an additional at-the-market offering, or the Additional ATM Offering Program, under which Cowen acts as sales agent. During the three months ended March 31, 2022, we issued and sold 2,325,000 shares of common stock through the Additional ATM Offering Program and received total net proceeds of approximately $3.4 million, after deducting commissions and other offering expenses of $0.1 million. As of

March 31, 2022, no proceeds remained available to be sold under our Initial ATM Offering Program and approximately $44.6 million of proceeds remained available to be sold under our Additional ATM Offering Program.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $50.0 million of our common stock from time to time through an at-the-market offering, or the Initial ATM Offering Program, under which Cowen acts as sales agent.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. During the first quarter of 2022, we had initiated the purchase of 0.9 million shares of our common stock amounting to $0.9 million in gross proceeds.

Future Funding Requirements

To date we have not generated any product revenue. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, since becoming a public company, we continue to incur additional ongoing costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three months ended March 31,
	2022	2021
Cash used in operating activities	$(14,972)	$(15,091)
Cash provided by (used in) investing activities	(5,817)	14,062
Cash provided by financing activities	4,330	10,064
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,459)	$9,035

Operating Activities

Cash used in operating activities of $15.0 million for the three months ended March 31, 2022 consisted primarily of a net loss of $18.9 million, adjusted for net non-cash charges of $2.9 million and changes in net operating assets and liabilities of $1.0 million. Our non-cash charges consisted primarily of $2.7 million in stock-based compensation, $0.6 million in depreciation and amortization, $0.4 million amortization of debt issuance costs and premium and discounts on marketable securities, partially offset by $0.6 million in non-cash rent expense and $0.2 million in gain from extinguishment of debt upon conversion to equity. The net change in our operating assets and liabilities consisted primarily of increases of $1.3 million in accounts payable and $0.8 million in accrued liabilities and other current liabilities and a decrease of $0.1 million in prepaid expenses and other current assets, offset by a decrease of $1.2 million in accrued compensation.

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

Investing Activities

Cash used in investing activities of $5.8 million for the three months ended March 31, 2022 was related to the purchases of marketable securities of $17.1 million, offset by maturities of marketable securities of $11.3 million.

Cash provided by investing activities of $14.1 million for the three months ended March 31, 2021 was related to maturities of marketable securities of $52.3 million, offset by purchases of marketable securities of $38.2 million.

Financing Activities

Cash provided by financing activities of $4.3 million for the three months ended March 31, 2022 was primarily related to $3.4 million proceeds, net of issuance costs, from the sale of common stock through our ATM Offering Program and $0.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund.

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

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development, and commercialization of drug candidates to treat diseases of aging. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Revenue and Agreements,” to our condensed financial statements for additional information.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents, and marketable securities of $79.2 million as of March 31, 2022, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of March 31, 2022, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $20.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at March 31, 2022 was 17.26%. A hypothetical 1% change in interest rates would increase expense by approximately $0.3 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of and for the three months ended March 31, 2022 and our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and the notes accompanying those financial statements. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet sought approval for commercial sale of any products and therefore have no products approved for commercial sale and have not generated any product revenue and have incurred losses in each year since our inception in March 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2022 and for the year ended December 31, 2021 was approximately $18.9 million and $60.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $418.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Quarterly Report. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2022, we had capital resources consisting of cash, cash equivalents, and marketable securities of $79.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Quarterly Report on Form 10-Q. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We will need substantial additional capital to operate our business and continue our development activities. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and we have ceased development of UBX0101 following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021 and dosed the first patient in June 2021 and expect 12-week safety and efficacy data by mid-2022. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we expect to share 16-week data in the fourth quarter of 2022. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

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

We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors. For example, for our Phase 1 and Phase 2 studies for UBX1325, clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of May 2022, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

As of March 31, 2022, we own, co-own, or have an exclusive license in certain fields of use to more than [150] patents and pending applications in the United States and foreign jurisdictions. This portfolio includes [47] issued and allowed U.S. patents and applications and [38] granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on June 3, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the June 2019 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at-the-market equity offering program, or Initial ATM Offering Program, under which Cowen acts as our sales agent. On July 31, 2020, we entered into the July 2020 Sales Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an additional at-the-market equity offering program, or our Additional ATM Offering Program, under which Cowen acts as our sales agent. During the year ended December 31, 2020, we issued and sold 5,002,257 shares of our common stock through our Initial ATM Offering Program. During the year ended December 31, 2021, we issued and sold 1,187,068 shares of the Company’s common stock sold through the Initial ATM Offering Program and 707,459 shares of the Company’s common stock sold through the Additional ATM Offering Program. During the three months ended March 31, 2022, we sold 2,325,000 share of the Company’s common stock sold through the Additional ATM Offering Program.

On March 15, 2022, we also filed a Registration Statement on Form S-3, covering the offering of up to $125.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the March 2022 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program, under which Cowen acts as our sales agent.

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

In addition, on December 15, 2021 we entered into an amendment to our Loan and Security Agreement dated August 3, 2020 with Hercules Capital, Inc., under the terms of Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of the Company’s common stock. During the quarter ended March 31, 2022, we issued 2,627,612 shares of our common stock to Hercules in accordance with this amendment.

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

There were no sales of unregistered securities during the three months ended March 31, 2022.

b)	Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: May 10, 2022	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2022	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)