Form 10-Q
period 2022-06-30
Unity Biotechnology, Inc.
filed 2022-08-12
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 69,651,035 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	June 30, 2022	December 31, 2021(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,442	$32,905
Short-term marketable securities	45,065	55,170
Prepaid expenses and other current assets	2,765	1,879
Restricted cash	550	550
Total current assets	67,822	90,504
Property and equipment, net	8,697	9,942
Operating lease right-of-use assets	20,116	21,286
Long-term marketable securities	—	1,993
Long-term restricted cash	896	896
Other long-term assets	62	91
Total assets	$97,593	$124,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,437	$1,985
Accrued compensation	3,291	4,028
Accrued and other current liabilities	4,604	6,370
Deferred revenue	—	216
Derivative liability related to debt	—	963
Current portion of long-term debt	7,087	3,055
Total current liabilities	16,419	16,617
Operating lease liability, net of current portion	28,573	30,094
Long-term debt, net	12,670	18,409
Other long-term liabilities	—	23
Total liabilities	57,662	65,143
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 69,584,933 and 62,991,906 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	6
Additional paid-in capital	472,187	459,631
Accumulated other comprehensive loss	(187)	(44)
Accumulated deficit	(432,076)	(400,024)
Total stockholders’ equity	39,931	59,569
Total liabilities and stockholders’ equity	$97,593	$124,712

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Licensing revenue - related party	$236	$—	$236	$—
Operating expenses:
Research and development	7,553	11,016	20,014	19,733
General and administrative	4,941	5,980	10,747	12,206
Total operating expenses	12,494	16,996	30,761	31,939
Loss from operations	(12,258)	(16,996)	(30,525)	(31,939)
Interest income	58	26	87	62
Interest expense	(894)	(784)	(1,702)	(1,559)
Other income (expense), net	(43)	(72)	88	(146)
Net loss	(13,137)	(17,826)	(32,052)	(33,582)
Other comprehensive (loss) gain
Unrealized loss on marketable debt securities	(11)	(10)	(143)	—
Comprehensive loss	$(13,148)	$(17,836)	$(32,195)	$(33,582)
Net loss per share, basic and diluted	$(0.19)	$(0.32)	$(0.47)	$(0.62)
Weighted-average number of shares used in computing net loss per share, basic and diluted	69,247,818	54,859,727	68,392,934	54,516,445

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2021	62,991,906	$6	$459,631	$—	$—	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	2,325,000	—	3,420	—	—	—	—	3,420
Issuance of common stock to Lincoln Park Capital Fund	900,000	—	910	—	—	—	—	910
Issuance of common stock to Hercules Capital	2,627,612	1	3,178	—	—	—	—	3,179
Vesting of restricted stock units	303,588	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	—	—	2,660
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(18,915)	(18,915)
Balances at March 31, 2022	69,148,106	$7	$469,799	$—	$—	$(176)	$(418,939)	$50,691
Issuance of common stock, net of issuance costs, under ATM offering program	—	—	13	—	—	—	—	13
Issuance of common stock under 2018 ESPP	182,018	—	125	—	—	—	—	125
Issuance of common stock from restricted stock units	—	—	—	—	—	—	—	—
Vesting of restricted stock units	254,809	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(13,137)	(13,137)
Balances at June 30, 2022	69,584,933	$7	$472,187	$—	$—	$(187)	$(432,076)	$39,931

	Common Stock		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	53,253,213	$5	$422,379	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under ATM offering program	1,220,629	—	8,892	—	—	—	—	8,892
Issuance of common stock upon exercise of stock options	259,019	—	1,183	—	—	—	—	1,183
Repurchase of early exercised shares	(33,370)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	2,744
Vesting of restricted stock units	88,218	—	—	—	—	—	—	—
Reclass of promissory notes for purchase of common stock	—	—	—	210	(210)	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(15,756)	(15,756)
Balances at March 31, 2021	54,787,709	$5	$435,198	$—	$(210)	$15	$(355,055)	$79,953
Issuance of common stock upon exercise of stock options	238,519	—	612	—	—	—	—	612
Stock-based compensation	—	—	2,782	—	—	—	—	2,782
Issuance of common stock under 2018 ESPP	54,943	—	196	—	—	—	—	196
Vesting of restricted stock units	23,079	—	—	—	—	—	—	—
Repayment of promissory note for purchase of common stock	—	—	—	—	210	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(17,826)	(17,826)
Balances at June 30, 2021	55,104,250	$5	$438,788	$—	$—	$5	$(372,881)	$65,917

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(32,052)	$(33,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236	1,501
Amortization of debt issuance costs	708	384
Debt extinguishment gain upon conversion to equity	(199)	—
Net accretion and amortization of premium and discounts on marketable securities	231	603
Gain on disposal of property and equipment	(151)	—
Stock-based compensation	4,910	5,526
Non-cash rent expense	(1,263)	(1,124)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(886)	(498)
Other long-term assets	29	—
Accounts payable	(541)	(696)
Accrued compensation	(737)	(2,742)
Accrued liabilities and other current liabilities	(1,069)	2,130
Other long-term liabilities	(23)	23
Net cash used in operating activities	(29,807)	(28,475)
Investing activities
Purchase of marketable securities	(21,526)	(56,577)
Maturities of marketable securities	33,250	69,750
Purchase of property and equipment	(11)	(90)
Sale of property and equipment	163	—
Net cash provided by investing activities	11,876	13,083
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	3,433	8,893
Proceeds from issuance of common stock upon exercise of stock options	—	1,784
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	910	—
Proceeds from repayment of recourse notes	—	210
Proceeds from issuance of common stock under 2018 ESPP	125	196
Net cash provided by financing activities	4,468	11,083
Net decrease in cash, cash equivalents and restricted cash	(13,463)	(4,309)
Cash, cash equivalents and restricted cash at beginning of the period	34,351	19,253
Cash, cash equivalents and restricted cash at end of the period	$20,888	$14,944
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,014	$1,182
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$3,178	$—
Property and equipment included in accounts payable and accrued liabilities	$—	$36

Cash and cash equivalents	$19,442	$13,498
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$20,888	$14,944

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to slow, halt, or reverse diseases of aging. The Company devotes substantially all of its time and efforts to performing research and development and raising capital. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009.

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

The Company’s Condensed Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $432.1 million and $400.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company had net losses of $13.1 million and $17.8 million for the three months ended June 30, 2022 and 2021, respectively, net losses of $32.1 million and $33.6 million for the six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $29.8 million and $28.5 million for the six months ended June 30, 2022 and 2021, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 9), the Term Loan Facility (as defined in Note 7), and an Equity Purchase Agreement (as defined in Note 9) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $64.5 million as of June 30, 2022. As of the date of issuance of these Condensed Financial Statements, the Company expects that its cash, cash equivalents and marketable securities as of June 30, 2022 will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Condensed Financial Statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. There is no assurance that the Company will be successful in obtaining additional financing. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,461	$13,461	$—	$—
Total cash equivalents	13,461	13,461	—	—
Short-term marketable securities:
U.S. treasuries	43,064	—	43,064	—
U.S. government debt securities	2,001	—	2,001	—
Total short-term marketable securities	45,065	—	45,065	—
Total assets subject to fair value measurements on a recurring basis	$58,526	$13,461	$45,065	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,421	$21,421	$—	$—
Total cash equivalents	21,421	21,421	—	—
Short-term marketable securities:
U.S. treasuries	52,146	—	52,146	—
U.S. government debt securities	3,024	—	3,024	—
Total short-term marketable securities	55,170	—	55,170	—
Long-term marketable securities:
U.S. treasuries	1,993	—	1,993	—
Total long-term marketable securities	1,993	—	1,993	—
Total assets subject to fair value measurements on a recurring basis	$78,584	$21,421	$57,163	$—

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

The following table provides a reconciliation of the derivative liability related to debt measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liability related to Debt Conversion Feature(1)
Balance at December 31, 2021	$963
Conversion	(963)
Balance at June 30, 2022	$—

(1)

Transfers into Level 3 during the year ended December 31, 2021 relate to the call option with Hercules Capital, Inc, where the lender can convert principal debt into common stock. Transfers out of Level 3 during the year relate to the conversions calls of this option made by Hercules Capital, Inc.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$13,464	$—	$—	$13,464
Total cash equivalents	13,464	—	—	13,464
Short-term marketable securities:
U.S. government debt securities	2,007	—	(6)	2,001
U.S. treasuries	43,245	—	(181)	43,064
Total short-term marketable securities	45,252	—	(187)	45,065
Total	$58,716	$—	$(187)	$58,529

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,421	$—	$—	$21,421
Total cash equivalents	21,421	—	—	21,421
Short-term marketable securities:
U.S. government debt securities	3,026	—	(2)	3,024
U.S. treasuries	52,186	—	(40)	52,146
Total short-term marketable securities	55,212	—	(42)	55,170
Long-term marketable securities
U.S. treasuries	1,995	—	(2)	1,993
Total long-term marketable securities	1,995	—	(2)	1,993
Total	$78,628	$—	$(44)	$78,584

At June 30, 2022, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both June 30, 2022 and December 31, 2021. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Revenue and Agreements

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2022 and December 31, 2021.

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

For the three and six months ended June 30, 2022 and 2021, the Company recognized $0.2 million and zero, respectively, in license revenue related to the Jocasta Agreement. The deferred revenue balance was zero and $0.2 million as of June 30, 2022 and December 31, 2021, respectively.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics using α-Klotho, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 120,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 34,000 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of June 30, 2022. The upfront issuance of 120,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License. See above, “License Agreement with Jocasta Neuroscience, Inc.” for additional information on the Jocasta Agreement.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. There was no contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements at June 30, 2022 and December 31, 2021. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

Ascentage Commercial Agreements

The Company was a party to three agreements, collectively termed the “Commercial Agreements”, with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology (the “Library Agreement”), which expired in February 2020, (b) a license agreement executed in February 2016 granting the Company rights to an Ascentage Pharma compound known as APG1252 (the “APG1252 License Agreement”), and (c) a second license agreement executed in January 2019 granting the Company rights to UBX0601, the active parent molecule of our lead drug candidate UBX1325 (the “Original Bcl Agreement”. On July 30, 2020, the Company notified Ascentage Pharma of its termination of the APG1252 License Agreement due to the Company’s decision to prioritize the progression of UBX1325.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 933,337 shares of common stock in the event there is only one licensed product, and (b) 1,333,338 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

As of June 30, 2022, pursuant to these agreements, the Company had issued 1,269,755 shares of common stock to Ascentage Pharma and 291,944 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 294,775 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 105,277 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2021. The Company had previously issued 361,664 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,073	$1,091	$2,151	$2,187
Variable lease cost	411	387	707	853
Sublease income	(966)	(390)	(2,014)	(535)
Total lease cost	$518	$1,088	$844	$2,505

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,416	$3,313
Weighted-average remaining lease term (years)
Operating leases	7.4	8.1
Weighted-average discount rate (percentage)
Operating leases	6.0%	5.9%

The following table summarizes the maturities of lease liabilities as of June 30, 2022 (in thousands):

Amount
2022 (remaining 6 months)	$2,867
2023	4,810
2024	4,964
2025	5,123
2026	5,287
Thereafter	16,893
Total future minimum lease payments	39,944
Less: Amount representing interest	(7,908)
Present value of future minimum lease payments	32,036
Less: Current portion of operating lease liability	(3,463)
Noncurrent portion of operating lease liability	$28,573

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.6 million during the year ended December 31, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the three and six months ended June 30, 2022.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. No impairment loss was recorded during the three and six months ended June 30, 2022. Sublease income was $0.5 million and zero for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and zero for the six months ended June 30, 2022 and 2021, respectively.

In May 2022, the Company entered into an agreement to sublease a portion of the second floor of the South San Francisco facility, consisting of approximately 15,000 square feet, to Initial Therapeutics, Inc. The sublease term will commence on July 1, 2022 and continues through June 30, 2024. The base sublease rent rate is $7.80 per rental square foot per month and will increase by 3.5% annually through the expiration of the agreement. Additionally, the subtenant is required to pay approximately 24% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco facility. No impairment loss was recorded during the three and six months ended June 30, 2022.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of June 30, 2022 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On May 5, 2022, the prime rate was raised to 4.00% and on June 16, 2022, it was incrementally raised again to 4.75%. On June 30, 2022, the interest rate on the term loan was 10.85%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At June 30, 2022, the effective interest rate was 18.49%.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2022 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of June 30, 2022, the carrying value of the term loan consists of $20.0 million principal outstanding less the debt discount and issuance costs of approximately $1.8 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.

Future principal payments for the long-term debt as of June 30, 2022 are as follows (in thousands):

Amount
2022 (for the remaining 6 months)	$3,029
2023	9,787
2024	7,184
Total principal payments	20,000
End of term fee due at maturity in 2024	1,563
Total principal and end of term fee payments	21,563
Unamortized discount and debt issuance costs	(1,806)
Present value of remaining debt payments	19,757
Current portion of long-term debt	(7,087)
Long-term debt, net	$12,670

8. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized $4.8 million of licensing revenue for the year ended December 31, 2021. Licensing revenue of $0.2 million and $0.2 million was recognized for the three and six months ended June 30, 2022, respectively. No licensing revenue was recognized for the three and six months ended June 30, 2021.

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

9. Equity Financing

At-the-Market Offering

In June 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In June 2019, the Company also entered into a sales agreement (the “June 2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) as placement agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the Shelf Registration Statement as an “at-the-market” offering under the Securities Act of 1933, as amended (the “Initial ATM Offering Program”). The SEC declared the Shelf Registration Statement effective on June 6, 2019. During the year ended December 31, 2020, the Company issued and sold 5,002,257 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million.

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million and the Company filed an additional prospectus supplement to the Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the “Additional ATM Offering Program”). The Initial ATM Offering Program and Additional ATM Offering Program are collectively (the “Original ATM Offering Programs”). During the six months ended June 30, 2022, there were 2,325,000 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $3.4 million, after deducting commissions and other offering expenses of $0.1 million. As of June 30, 2022, the Shelf Registration Statement expired and no additional sales of common stock can be made under the Original ATM Offering Programs.

In March 2022, the Company filed a Registration Statement on Form S-3 (the “2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. For the three and six month period ended June 30, 2022, no sales were made under the March 2022 Sales Agreement.

Equity Purchase Agreement

On September 29, 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 1,020,408 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 252,447 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of December 31, 2021, the Company had initiated the purchase of an additional 2.9 million shares of the Company’s common stock amounting to $5.3 million in gross proceeds. During the six months ended June 30, 2022, the Company initiated purchases of an additional 0.9 million shares of the Company’s common stock amounting to $0.9 million in gross proceeds.

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

10. Corporate Restructuring

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring resulted in an elimination of 30 positions, or approximately 50% of the Company’s workforce, in the first half of 2022. The Company incurred a one-time employee benefits and severance charge of approximately $1.9 million in operating expenses which was primarily recorded in the first half of 2022. The related accrual is recorded in accrued compensation on the condensed balance sheet at June 30, 2022. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include $1.6 million of severance costs, $0.2 million of employee-related benefits, $0.1 million of payroll taxes and supplemental one-time termination payments. Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options for $0.8 million are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $1.4 million was recorded to research and development expenses and $0.5 million was recorded to general and administrative expenses during the six months ended June 30, 2022. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

11. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2021	8,666,955	$6.05
Granted	2,129,140	$1.02
Canceled	(1,293,176)	$6.44
Balances at June 30, 2022	9,502,919	$4.87

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,990,937	$3.92
Granted	463,328	$1.06
Vested	(558,397)	$4.24
Canceled	(181,461)	$3.78
Unvested at June 30, 2022	1,714,407	$3.06

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

As of June 30, 2022, there were 33,370 market contingent stock option awards outstanding with a total fair value of $0.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$920	$1,108	$1,924	$2,189
General and administrative	1,330	1,674	2,986	3,337
Total	$2,250	$2,782	$4,910	$5,526

There was no stock-based compensation expense related to awards accounted for as liability awards for the three and six months ended June 30, 2022 and 2021.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,137)	$(17,826)	$(32,052)	$(33,582)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	69,247,818	54,859,727	68,392,934	54,516,445
Net loss per share—basic and diluted	$(0.19)	$(0.32)	$(0.47)	$(0.62)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2022	2021
Options to purchase common stock	9,502,919	8,625,251
Early exercised common stock subject to future vesting	33,370	33,370
RSUs	1,714,407	2,990,123
Shares subject to 2018 ESPP	103,303	80,778
Total	11,353,999	11,729,522

Up to 55,900 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Revenue and Agreements,” to our condensed financial statements for additional information.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three months ended June 30, 2022 and 2021, the Company recorded matching contributions of $0.1 million and $0.1 million, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

In May 2021, we initiated our Phase 2 proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME (the BEHOLD study) and dosed our first patient in June 2021. Approximately 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients have been recently treated with anti-VEGF agents, having received at least 2 injections within the 6 months prior to randomization with their last anti-VEGF treatment being administered approximately 3-6 weeks prior to enrollment. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

On August 12, 2022, we announced positive 12- and 18-week data our Phase 2 BEHOLD study of UBX1325 in patients with DME, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean best-corrected visual acuity compared to sham treatment. The proof-of-concept Phase 2 BEHOLD study is a multi-center, randomized, double-masked, sham- controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 mcg dose of UBX1325 in patients with DME evaluated though 24 weeks. The study enrolled 65 patients being actively treated with anti-VEGF (mean of 4.03 injections in the previous 6 months) who had visual acuity deficit (approximately 20/40 or worse) and residual retinal fluid of at least 300 microns. Their last anti-VEGF injections was 3-6 weeks before being randomized to UBX1325 or sham arms of the study. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visited have opted to remain in the study.

In the BEHOLD study, at Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represents a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719). UBX1325 was found to be safe and well-tolerated with no cases of introcular inflammation, retinal vein occlusion, endophthalmitis, or vasculitis. In addition, 24-week safety and efficacy data are expected by the end of 2022. Patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up.

In March 2022, we enrolled our first patient in our Phase 2 proof-of-concept study in nAMD (the ENVISION study). This study is expected to randomize approximately 46 patients with nAMD who have had at least three intravitreal injections of anti-VEGF therapy in the preceding six months and who have residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to announce 8 and 16-week data from this Phase 2 proof-of-concept study in nAMD in the fourth quarter of 2022.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $13.1 million and $17.8 million for the three months ended June 30, 2022 and 2021, respectively, and $32.1 million and $33.6 million for the six months ended June 30, 2022 and 2021, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of June 30, 2022, we had an accumulated deficit of $432.1 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this report. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. We have sought equity financing in order to address our capital needs but have not yet been successful in securing it. We expect to look for other opportunities to secure such financing in the near future, in addition to the ATM program. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Interest Income

Interest income is primarily related to interest earned on our marketable securities.

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into on August 3, 2020.

Other Income (Expense), Net

Other income during the six months ended June 30, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt. Other expense during the six months ended June 30, 2021 includes the recognized gains and losses resulting from the sale of the investment and taxes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Summary of Operations Data:
Licensing revenue - related party	$236	$—	$236	$236	$—	$236
Operating expenses:
Research and development	7,553	11,016	(3,463)	20,014	19,733	281
General and administrative	4,941	5,980	(1,039)	10,747	12,206	(1,459)
Total operating expenses	12,494	16,996	(4,502)	30,761	31,939	(1,178)
Loss from operations	(12,258)	(16,996)	4,738	(30,525)	(31,939)	1,414
Interest income	58	26	32	87	62	25
Interest expense	(894)	(784)	(110)	(1,702)	(1,559)	(143)
Other income (expense), net	(43)	(72)	29	88	(146)	234
Net loss	$(13,137)	$(17,826)	$4,689	$(32,052)	$(33,582)	$1,530

Research and Development

Research and development expenses decreased by $3.5 million, to $7.5 million for the three months ended June 30, 2022 from $11.0 million for the three months ended June 30, 2021. The decrease was primarily due to decreases of $1.4 million in direct research and development expenses mainly due to the $2.0 million milestone  payment to Ascentage Pharma during the three months ended June 30, 2021, $0.7 million in personnel costs due to reduction in force, $0.5 million in laboratory supplies and $0.9 million in facilities-related and other operating costs due to allocation to general and administrative expenses of net expenses on Brisbane and East Grand facilities which have been subleased.

Research and development expenses increased by $0.3 million, to $20.0 million for the six months ended June 30, 2022 from $19.7 million for the six months ended June 30, 2021. The increase was primarily due to a net increase of $2.1 million in direct research and development expenses mainly due to the progress of UBX1325 studies offset by a decrease in license fees paid to Ascentage Pharma and an increase of $0.7 million in personnel costs due to reduction in force and retention bonuses paid, offset by decreases of $0.9 million in laboratory supplies and $1.6 million in facilities-related and other operating costs due to allocation to general and administrative expenses of net expenses on Brisbane and East Grand facilities which have been subleased.

General and Administrative

General and administrative expenses decreased by $1.0 million, to $5.0 million for the three months ended June 30, 2022 from $6.0 million for the three months ended June 30, 2021. The decrease was primarily due to decreases of $0.7 million in personnel costs mainly due to reduction in force, $0.2 million in professional fees and $0.1 million in facilities-related and other operating costs.

General and administrative expenses decreased by $1.5 million, to $10.7 million for the six months ended June 30, 2022 from $12.2 million for the six months ended June 30, 2021. The decrease was primarily due to decreases of $0.5 million in personnel costs mainly due to lower headcount, $0.3 million in professional fees and $0.7 million in facilities-related and other operating costs.

Interest Income

Our interest income was insignificant for the three and six months ended June 30, 2022 and 2021. Interest income is earned from our funds invested in cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively, related to the Loan Agreement.

Other Income (Expense), net

Other expense, net, was insignificant for the three months ended June 30, 2022 and $0.1 million for the three months ended June 30, 2021. Other income, net, was $0.1 million for the six months ended June 30, 2022 and other expense, net, was $0.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company recognized a $0.2 million gain from extinguishment of debt upon conversion to equity and $0.1 million net gain from sale of assets which was offset by $0.2 million in property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of June 30, 2022, we had an accumulated deficit of $432.1 million, and we do not expect positive cash flows from operations in the foreseeable future. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the economic uncertainty and potential for local and/or global economic recession, as well as the potential for the delisting of our common stock from Nasdaq. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, or IPO, and more recently through proceeds from our Loan Agreement, ATM Offering Program, and the Equity Purchase Agreement and we will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million was advanced to us on the date of execution of the Loan Agreement. The milestones for the remaining tranches have not yet been reached and, as of June 30, 2022 will not be reached. We will make interest only payments through September 1, 2022 and then we will be required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2021, we issued 1,727,361 shares of our common stock reducing our outstanding loan principal balance by $2.3 million. As of February 14, 2022, the remaining $2.7 million of debt principal was converted to equity, and reducing the required cash reserve to $10 million. In addition, the interest only period may extend by up to a maximum of nine months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital. There have been no material adverse events in connection with the Loan Agreement with Hercules and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement.

In June 2019, we filed a Registration Statement on Form S-3, or the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included an initial prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an at-the-market offering under which Cowen acts as sales agent pursuant to a sales agreement. In July 2020, we entered into an additional sales agreement with Cowen and filed an additional prospectus supplement to the Shelf Registration Statement, covering the offering, issuance and sale of up to an additional $50.0 million of our common stock from time to time through an additional at-the-market offering (collectively, the Original ATM Offering Program). During the six months ended June 30, 2022, we issued and sold 2,325,000 shares of common stock through the Original ATM Offering Program and received total net proceeds of approximately $3.4 million, after deducting commissions and other offering expenses of $0.1 million. As of June 30, 2022, no proceeds remained available to be sold under our Original ATM Offering.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in May 2022. In March 2022. we also entered into a sales agreement (the March 2022 Sales Agreement) with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (collectively with the Original ATM Offering Program, the ATM Offering Program). Cowen is entitled to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. For the three and six month period ended June 30, 2022, no sales were made under the March 2022 Sales Agreement.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. During the first quarter of 2022, we had initiated the purchase of 0.9 million shares of our common stock amounting to $0.9 million in gross proceeds. There were no purchases initiated during the second quarter of 2022.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the results of our ongoing clinical trials of UBX1325;

•	our ability to reduce our operating expenses;

•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies;

•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our current drug candidates or any future drug candidates;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our current drug candidates or any future drug candidates and any products we successfully commercialize;

•	the cost of commercialization activities if our current drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

•	any product liability or other lawsuits related to our products;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

•	our ability to utilize our ATM Offering Programs and raise additional capital;

•	whether or not we can regain compliance with the continued listing requirements of Nasdaq; and

•	the timing, receipt and amount of sales of any future approved products, if any.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(29,807)	$(28,475)
Cash provided by investing activities	11,876	13,083
Cash provided by financing activities	4,468	11,083
Net decrease in cash, cash equivalents and restricted cash	$(13,463)	$(4,309)

Operating Activities

Cash used in operating activities of $29.8 million for the six months ended June 30, 2022 consisted primarily of a net loss of $32.1 million, adjusted for net non-cash charges of $5.5 million and changes in net operating assets and liabilities of $3.2 million. Our non-cash charges consisted primarily of $4.9 million in stock-based compensation, $1.2 million in depreciation and amortization, $0.9 million amortization of debt issuance costs and premium and discounts on marketable securities, partially offset by $1.3 million in non-cash rent expense, $0.2 million in gain from extinguishment of debt upon conversion to equity and $0.1 million in gain from disposal of property and equipment. The net change in our operating assets and liabilities consisted primarily of decreases of $0.5 million in accounts payable, $0.7 million in accrued compensation and $1.1 million in accrued liabilities and other current liabilities and a decrease of $0.9 million in prepaid expenses and other current assets.

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

Investing Activities

Cash provided by investing activities of $11.9 million for the six months ended June 30, 2022 was related to the purchases of marketable securities of $21.5 million, offset by maturities of marketable securities of $33.2 million and proceeds from sale of property and equipment of $0.2 million.

Cash provided by investing activities of $13.1 million for the six months ended June 30, 2021 was related to maturities of marketable securities of $69.8 million, offset by purchases of marketable securities of $56.6 million and property and equipment of $0.1 million.

Financing Activities

Cash provided by financing activities of $4.4 million for the six months ended June 30, 2022 was primarily related to $3.4 million proceeds, net of issuance costs, from the sale of common stock through our ATM Offering Program, $0.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund and $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies,” for information.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-

year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents, and marketable securities of $64.5 million as of June 30, 2022, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of June 30, 2022, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $20.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at June 30, 2022 was 18.49%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed financial statements as of and for the six months ended June 30, 2022 and our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and the notes accompanying those financial statements. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

•	We are not in compliance with the continued listing requirements of Nasdaq and be subject to delisting.

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

•

We rely on third-party suppliers to manufacture preclinical and clinical supplies of our drug candidates and we intend to continue to rely on third parties to produce such preclinical and clinical supplies as well as commercial supplies of any approved product. The loss of these suppliers, costs and availability of inputs or supplies, supply issues whether or not related to the COVID-19 pandemic, or the failure of those manufacturers or suppliers to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

We have had significant operating losses since our inception. Our net loss for the three months ended June 30, 2022 and 2021 was approximately $13.1 million and $17.8 million, respectively, and $32.1 million and $33.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $432.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of June 30, 2022, we had capital resources consisting of cash, cash equivalents, and marketable securities of $64.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses through the first quarter of 2023 which is expected to fund key clinical data readouts for UBX1325, but less than 12 months from the date of this Quarterly Report on Form 10-Q. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We will need substantial additional capital to operate our business and continue our development activities. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have sought equity financing in order to address our capital needs but have not yet been successful in securing it.  We expect to look for other opportunities to secure such financing in the near future, in addition to this ATM program. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

Our future capital requirements depend on many factors, including:

•	the results of our ongoing clinical trials of UBX1325;

•	our ability to reduce our operating expenses;

•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies;

•	potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our current drug candidates or any future drug candidates;

•	the number and characteristics of any additional drug candidates we develop or acquire;

•	the timing and amount of any milestone payments we are required to make pursuant to our license agreements;

•	the cost of manufacturing our current drug candidates or any future drug candidates and any products we successfully commercialize;

•	the cost of commercialization activities if our current drug candidates or any future drug candidates are approved for sale, including marketing, sales and distribution costs;

•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

•	any product liability or other lawsuits related to our products;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;

•	our ability to utilize our ATM Offering Programs and raise additional capital;

•	whether or not we can regain compliance with the continued listing requirements of Nasdaq; and

•	the timing, receipt and amount of sales of any future approved products, if any.

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

We are not in compliance with the continued listing requirements of Nasdaq and may be subject to delisting.

Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “UBX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On June 3, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that for the last 30 consecutive business days, the closing bid price of our common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1). We have 180 calendar days, or until November 30, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. There can be no assurance that we will be able to regain compliance with these requirements or that our common stock will continue to be listed on Nasdaq.

If we are unable to regain compliance by November 30, 2022, we may be eligible for consideration of a second 180-day compliance period. There can be no assurance that, if we were to effect a reverse stock split after obtaining the required approvals and intending to regain compliance, the reverse stock split would cause our common stock to meet the bid price requirement. If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting.

Such a delisting or even notification of failure to comply with such requirements would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In addition, the delisting of our common stock could lead to a number of other negative implications such as a loss of media and analyst coverage, a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and likely result in a reduced level of trading activity in the secondary trading market for our securities, and materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our common stock were no longer listed on Nasdaq, investors might only be able to trade on one of the over-the-counter markets. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and we have ceased development of UBX0101 following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021 and dosed the first patient in June 2021 and on August 12, 2022, announced positive 12- and 18-week safety and efficacy data. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we expect to share 16-week data in the fourth quarter of 2022. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of August 2022, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and employees. In February 2022, we announced a restructuring to advance corporate strategy and focus on key ophthalmology programs. As a result, additional unplanned loss of personnel, may occur despite our efforts to retain management and employees. Continued disruption caused by the transition or by the loss of ongoing services of any other members of our management or employees could delay or prevent the successful development of our ongoing programs, initiation or completion of our planned clinical studies or the commercialization of our current drug candidates or any future drug candidates. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry, and we may not be able to adequately address attrition, including unplanned, attrition, and as a result, the timely completion of our clinical trials could be jeopardized.

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

As of June 30, 2022, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 43 issued and allowed U.S. patents and applications and 38 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, commencing, conducting or completing our clinical studies for our current drug candidates, or any other future clinical development programs;

•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating diseases of aging and/or drug development;

•	announcements of regulatory approval or disapproval of our current or any future drug candidates;

•	failure or discontinuation of any of our research and development programs;

•	announcements relating to future licensing, collaboration, or development agreements;

•	announcements regarding our failure to maintain compliance with Nasdaq listing standards;

•	delays in the commercialization of our current or any future drug candidates;

•	public misperception regarding the use of our therapies, or public bias of against “anti-aging” companies;

•	acquisitions and sales of new products, technologies, or businesses;

•	manufacturing and supply issues related to our drug candidates for clinical studies or future drug candidates for commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions, or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and

•	general economic conditions in the United States and abroad.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on March 15, 2022, we also filed a Registration Statement on Form S-3, covering the offering of up to $125.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the March 2022 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program, under which Cowen acts as our sales agent.

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

In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, beginning January 1, 2021, we may have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

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

There were no sales of unregistered securities during the six months ended June 30, 2022.

b)	Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/7/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4/23/2018	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

4.4	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/11/2020	4.4

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2022, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: August 12, 2022	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2022	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)