Form 10-Q
period 2022-09-30
Unity Biotechnology, Inc.
filed 2022-11-08
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 14,192,305 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	September 30, 2022	December 31, 2021(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,576	$32,905
Short-term marketable securities	76,364	55,170
Prepaid expenses and other current assets	3,234	1,879
Restricted cash	550	550
Total current assets	102,724	90,504
Property and equipment, net	8,202	9,942
Operating lease right-of-use assets	19,515	21,286
Long-term marketable securities	4,980	1,993
Long-term restricted cash	896	896
Other long-term assets	76	91
Total assets	$136,393	$124,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,444	$1,985
Accrued compensation	2,961	4,028
Accrued and other current liabilities	4,593	6,370
Deferred revenue	—	216
Derivative liability related to debt	—	963
Current portion of long-term debt	6,776	3,055
Total current liabilities	16,774	16,617
Operating lease liability, net of current portion	27,792	30,094
Long-term debt, net	13,262	18,409
Other long-term liabilities	—	23
Total liabilities	57,828	65,143
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 14,036,249 and 6,299,191 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively(2)	1	1
Additional paid-in capital	524,623	459,636
Accumulated other comprehensive loss	(275)	(44)
Accumulated deficit	(445,784)	(400,024)
Total stockholders’ equity	78,565	59,569
Total liabilities and stockholders’ equity	$136,393	$124,712

(1) The balance sheet as of December 31, 2021 (as adjusted for the Reverse Split, as defined in Note 2) is derived from the audited financial statements as of that date.

(2) The Company effected a reverse stock split of its outstanding shares of common stock where every ten shares of its common stock issued and outstanding was converted into one share of common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Licensing revenue - related party	$—	$—	$236	$—
Operating expenses:
Research and development	8,208	9,081	28,222	28,815
General and administrative	4,922	5,747	15,669	17,952
Total operating expenses	13,130	14,828	43,891	46,767
Loss from operations	(13,130)	(14,828)	(43,655)	(46,767)
Interest income	329	20	416	82
Interest expense	(866)	(792)	(2,568)	(2,351)
Other income (expense), net	(41)	(850)	49	(996)
Net loss	(13,708)	(16,450)	(45,758)	(50,032)
Other comprehensive (loss) gain
Unrealized loss on marketable debt securities	(88)	—	(231)	—
Comprehensive loss	$(13,796)	$(16,450)	$(45,989)	$(50,032)
Net loss per share, basic and diluted	$(1.36)	$(2.97)	$(5.77)	$(9.13)
Weighted-average number of shares used in computing net loss per share, basic and diluted(1)	10,072,077	5,543,644	7,928,729	5,482,648

(1) The Company effected a reverse stock split of its outstanding shares of common stock where every ten shares of its common stock issued and outstanding was converted into one share of common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2021	6,299,191	$1	$459,636	$—	$—	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	232,500	—	3,420	—	—	—	—	3,420
Issuance of common stock to Lincoln Park Capital Fund	90,000	—	910	—	—	—	—	910
Issuance of common stock to Hercules Capital	262,761	—	3,179	—	—	—	—	3,179
Vesting of restricted stock units	30,359	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	—	—	2,660
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(18,915)	(18,915)
Balances at March 31, 2022	6,914,811	$1	$469,805	$—	$—	$(176)	$(418,939)	$50,691
Issuance of common stock, net of issuance costs, under ATM offering program	—	—	13	—	—	—	—	13
Issuance of common stock under 2018 ESPP	18,202	—	125	—	—	—	—	125
Issuance of common stock from restricted stock units	—	—	—	—	—	—	—	—
Vesting of restricted stock units	25,481	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(13,137)	(13,137)
Balances at June 30, 2022	6,958,494	$1	$472,193	$—	$—	$(187)	$(432,076)	$39,931
Issuance of common stock, net of issuance costs, under ATM equity offering program	633,464	—	8,570	—	—	—	—	8,570
Sale of common stock and warrants to purchase common shares under follow-on offering, net of issuance costs	6,428,571	—	41,650			—	—	41,650
Vesting of restricted stock units	15,720	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,210	—	—	—	—	2,210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(13,708)	(13,708)
Balances at September 30, 2022	14,036,249	$1	$524,623	$—	$—	$(275)	$(445,784)	$78,565

(1) The Company effected a reverse stock split of its outstanding shares of common stock where every ten shares of its common stock issued and outstanding was converted into one share of common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

	Common Stock(1)		Additional Paid-In	Related Party Promissory Notes for Purchase of	Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	5,325,321	$1	$422,383	$(210)	$—	$5	$(339,299)	$82,880
Issuance of common stock, net of issuance costs, under ATM offering program	122,063	—	8,892	—	—	—	—	8,892
Issuance of common stock upon exercise of stock options	25,902	—	1,183	—	—	—	—	1,183
Repurchase of early exercised shares	(3,337)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	2,744
Vesting of restricted stock units	8,822	—	—	—	—	—	—	—
Reclass of promissory notes for purchase of common stock	—	—	—	210	(210)	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(15,756)	(15,756)
Balances at March 31, 2021	5,478,771	$1	$435,202	$—	$(210)	$15	$(355,055)	$79,953
Issuance of common stock upon exercise of stock options	23,852	—	612	—	—	—	—	612
Stock-based compensation	—	—	2,782	—	—	—	—	2,782
Issuance of common stock under 2018 ESPP	5,494	—	196	—	—	—	—	196
Vesting of restricted stock units	2,308	—	—	—	—	—	—	—
Repayment of promissory note for purchase of common stock	—	—	—	—	210	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(17,826)	(17,826)
Balances at June 30, 2021	5,510,425	$1	$438,792	$—	$—	$5	$(372,881)	$65,917
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	127,286	—	3,726	—	—	—	—	3,726
Stock-based compensation	—	—	3,086	—	—	—	—	3,086
Common stock granted to third party	40,005	—	1,457	—	—	—	—	1,457
Vesting of restricted stock units	69,272	—	—	—	—	—	—	—
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(16,450)	(16,450)
Balances at September 30, 2021	5,746,988	$1	$447,061	$—	$—	$6	$(389,331)	$57,737

(1) The Company effected a reverse stock split of its outstanding shares of common stock where every ten shares of its common stock issued and outstanding was converted into one share of common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(45,758)	$(50,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,771	2,209
Amortization of debt issuance costs	989	578
Debt extinguishment gain upon conversion to equity	(199)	—
Net accretion and amortization of premium and discounts on marketable securities	155	868
Gain on disposal of property and equipment	(247)	—
Stock-based compensation	7,120	8,612
Other expense related to transaction with Lincoln Park Capital Fund	—	825
Non-cash rent expense	(1,891)	(1,702)
Common stock issued to third party	—	1,457
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,355)	(43)
Other long-term assets	15	(105)
Accounts payable	459	(785)
Accrued compensation	(1,067)	(1,957)
Accrued liabilities and other current liabilities	(632)	21
Other long-term liabilities	(23)	23
Net cash used in operating activities	(40,663)	(40,031)
Investing activities
Purchase of marketable securities	(86,567)	(57,577)
Maturities of marketable securities	62,000	88,000
Purchase of property and equipment	(59)	(188)
Sale of property and equipment	272	—
Net cash provided by (used in) investing activities	(24,354)	30,235
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	12,003	8,892
Proceeds from sale of common stock and warrants under follow-on offering, net of issuance costs	41,650	—
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	—	1,784
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	910	2,901
Proceeds from repayment of employee promissory notes	—	210
Proceeds from issuance of common stock under 2018 ESPP	125	196
Net cash provided by financing activities	54,688	13,983
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,329)	4,187
Cash, cash equivalents and restricted cash at beginning of the period	34,351	19,253
Cash, cash equivalents and restricted cash at end of the period	$24,022	$23,440
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,577	$1,779
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$3,179	$—
Issuance of common stock warrant in connection to follow-on offering	$—	$—

Cash and cash equivalents	$22,576	$21,994
Restricted cash	1,446	1,446
Total cash, cash equivalents and restricted cash	$24,022	$23,440

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

Liquidity

The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $445.8 million and $400.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company had net losses of $13.7 million and $16.5 million for the three months ended September 30, 2022 and 2021, respectively, net losses of $45.8 million and $50.0 million for the nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $40.7 million and $40.0 million for the nine months ended September 30, 2022 and 2021, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 9), the Term Loan Facility (as defined in Note 7), an Equity Purchase Agreement (as defined in Note 9), and the sale of common stock and warrants under a Follow-On Offering (as defined in Note 9) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $103.9 million as of September 30, 2022. As of the date of issuance of these Condensed Financial Statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the first quarter of 2024.

The Company expects operating losses to continue for the foreseeable future and will need to raise additional capital to finance its operations. If the Company is unable to raise additional capital during the next quarter, then the above-mentioned conditions will raise substantial doubt regarding its ability to continue as a going concern. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The Company effected a reverse stock split on October 19, 2022 of its outstanding shares of common stock at a ratio of 1-for-10 pursuant to a Certificate of Amendment to the Company's Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Global Select Market beginning with the opening of trading on October 20, 2022. The reverse stock split did not change the par value of the Company's common stock or the authorized number of shares of the Company's common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable principles of GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,934	$5,934	$—	$—
U.S. government debt securities	9,949	—	9,949	—
Total cash equivalents	15,883	5,934	9,949	—
Short-term marketable securities:
U.S. treasuries	40,002	—	40,002	—
U.S. government debt securities	36,362	—	36,362	—
Total short-term marketable securities	76,364	—	76,364	—
Long-term marketable securities:
U.S. government debt securities	4,980	—	4,980
Total long-term marketable securities	4,980	—	4,980	—
Total assets subject to fair value measurements on a recurring basis	$97,227	$5,934	$91,293	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,421	$21,421	$—	$—
Total cash equivalents	21,421	21,421	—	—
Short-term marketable securities:
U.S. treasuries	52,146	—	52,146	—
U.S. government debt securities	3,024	—	3,024	—
Total short-term marketable securities	55,170	—	55,170	—
Long-term marketable securities:
U.S. treasuries	1,993	—	1,993	—
Total long-term marketable securities	1,993	—	1,993	—
Total assets subject to fair value measurements on a recurring basis	$78,584	$21,421	$57,163	$—

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

The following table provides a reconciliation of the derivative liability related to debt measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liability related to Debt Conversion Feature(1)
Balance at December 31, 2021	$963
Conversion	(963)
Balance at September 30, 2022	$—

(1)
Transfers into Level 3 related to the call option with Hercules Capital, Inc., where the lender can convert principal debt into common stock. Transfers out of Level 3 during the period related to the conversions calls of this option made by Hercules Capital, Inc.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,934	$—	$—	$5,934
U.S. government debt securities	9,950	—	(1)	9,949
Total cash equivalents	15,884	—	(1)	15,883
Short-term marketable securities:
U.S. government debt securities	36,475	4	(117)	36,362
U.S. treasuries	40,144	—	(142)	40,002
Total short-term marketable securities	76,619	4	(259)	76,364
Long-term marketable securities:
U.S. government debt securities	5,000		(20)	4,980
Total long-term marketable securities	5,000	—	(20)	4,980
Total	$97,503	$4	$(280)	$97,227

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,421	$—	$—	$21,421
Total cash equivalents	21,421	—	—	21,421
Short-term marketable securities:
U.S. government debt securities	3,026	—	(2)	3,024
U.S. treasuries	52,186	—	(40)	52,146
Total short-term marketable securities	55,212	—	(42)	55,170
Long-term marketable securities
U.S. treasuries	1,995	—	(2)	1,993
Total long-term marketable securities	1,995	—	(2)	1,993
Total	$78,628	$—	$(44)	$78,584

At September 30, 2022, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both September 30, 2022 and December 31, 2021. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Revenue and Agreements

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2022 and December 31, 2021.

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

For the three and nine months ended September 30, 2022, the Company recognized zero and $0.2 million, respectively, in license revenue related to the Jocasta Agreement. No license revenue was recognized for the three and nine months ended September 30, 2021 related to the Jocasta Agreement. The deferred revenue balance was zero and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics using α-Klotho, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 12,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of September 30, 2022. The upfront issuance of 12,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License. See above, “License Agreement with Jocasta Neuroscience, Inc.” for additional information on the Jocasta Agreement.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. There was no contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements at September 30, 2022 and December 31, 2021. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

Ascentage Commercial Agreements

The Company was a party to three agreements, collectively termed the “Commercial Agreements”, with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016 granting the Company the right to identify and take licenses to research, develop, and seek and obtain marketing approval for library compounds for the treatment of indications outside of oncology (the “Library Agreement”), which expired in February 2022, (b) a license agreement executed in February 2016 granting the Company rights to an Ascentage Pharma compound known as APG1252 (the “APG1252 License Agreement”), and (c) a second license agreement executed in January 2019 granting the Company rights to UBX0601, the active parent molecule of our lead drug candidate UBX1325 (the

“Original Bcl Agreement”). On July 30, 2020, the Company notified Ascentage Pharma of its termination of the APG1252 License Agreement due to the Company’s decision to prioritize the progression of UBX1325.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

As of September 30, 2022, pursuant to these agreements, the Company had issued 126,975 shares of common stock to Ascentage Pharma and 29,194 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 29,477 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 10,527 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2021. The Company had previously issued 36,166 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,088	$1,087	$3,239	$3,274
Variable lease cost	407	393	1,114	1,246
Sublease income	(1,391)	(986)	(3,405)	(1,521)
Total lease cost	$104	$494	$948	$2,999

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,109	$4,978
Weighted-average remaining lease term (years)
Operating leases	7.3	8.2
Weighted-average discount rate (percentage)
Operating leases	6.0%	5.9%

The following table summarizes the maturities of lease liabilities as of September 30, 2022 (in thousands):

Amount
2022 (remaining 3 months)	$1,174
2023	4,810
2024	4,964
2025	5,123
2026	5,287
Thereafter	16,892
Total future minimum lease payments	38,250
Less: Amount representing interest	(7,441)
Present value of future minimum lease payments	30,809
Less: Current portion of operating lease liability	(3,017)
Noncurrent portion of operating lease liability	$27,792

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.6 million during the year ended December 31, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the three and nine months ended September 30, 2022.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May

2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. No impairment loss was recorded during the three and nine months ended September 30, 2022. Sublease income was $1.0 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $2.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

In May 2022, the Company entered into an agreement to sublease a portion of the second floor of the South San Francisco facility, consisting of approximately 15,000 square feet, to Initial Therapeutics, Inc. The sublease term will commence on July 1, 2022 and continues through June 30, 2024. The base sublease rent rate is $7.80 per rental square foot per month and will increase by 3.5% annually through the expiration of the agreement. Additionally, the subtenant is required to pay approximately 24% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco facility. No impairment loss was recorded during the three and nine months ended September 30, 2022.

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

7. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of September 30, 2022 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

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

Pursuant to the Loan Amendment, the Company was able to achieve specific milestones related to its clinical trials and raising additional capital. As a result, the Company is able to extend its interest only period and expects to make interest only payments through March 1, 2023. The Company expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024. The interest only period may extend an additional 3 months to June 1, 2023 should the Company meet additional specific milestones related to its clinical trials.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On July 28, 2022, the prime rate was raised to 5.50% and on September 22, 2022, the prime rate was raised again to 6.25%. On September 30, 2022, the interest rate on the term loan was 12.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At September 30, 2022, the effective interest rate was 18.90%.

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

The Company has determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2022 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of September 30, 2022, the carrying value of the term loan consists of $20.0 million principal outstanding less the debt discount and issuance costs of approximately $1.5 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Future principal payments for the long-term debt as of September 30, 2022 are as follows (in thousands):

Amount
2022 (for the remaining 3 months)	$—
2023	10,642
2024	9,358
Total principal payments	20,000
End of term fee due at maturity in 2024	1,563
Total principal and end of term fee payments	21,563
Unamortized discount and debt issuance costs	(1,525)
Present value of remaining debt payments	20,038
Current portion of long-term debt	(6,776)
Long-term debt, net	$13,262

8. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized $4.8 million of licensing revenue for the year ended December 31, 2021. Licensing revenue of zero and $0.2 million was recognized for the three and nine months ended September 30, 2022, respectively. No licensing revenue was recognized for the three and nine months ended September 30, 2021.

9. Equity Financing

Follow-On Offering

On August 22, 2022, the Company closed an underwritten offering (the “Follow-On Offering”) in which the Company issued and sold an aggregate of 6,428,571 of the Company’s common stock together with warrants (the "Warrants”) to purchase up to 6,428,572 of the Company’s common stock at an offering price of at an aggregate offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. These Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The gross proceeds to the Company were $45.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds of the Follow-On Offering were approximately $41.7 million.

The Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. No warrants have been exercised as of September 30, 2022.

At-the-Market Offering

In March 2022, the Company filed a Registration Statement on Form S-3 (the “March 2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen") as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "March 2022 ATM Offering Program"). Cowen is entitled to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the three and nine month period ended September 30, 2022, there were 633,464 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company received total net proceeds of approximately $8.6 million, after deducting commissions and other offering expenses of $0.3 million. On August 17, 2022, the Company entered into Amendment No. 1 (the

“Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of the Company’s common stock that can be sold by the Company through Cowen under the March 2022 Sales Agreement, from an aggregate offering of up to $50.0 million to an aggregate offering of up to $25.0 million. Following the Amendment, $16.1 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of September 30, 2022.

Equity Purchase Agreement

On September 29, 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 102,040 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 25,244 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of December 31, 2021, the Company had initiated the purchase of an additional 0.3 million shares of the Company’s common stock amounting to $5.3 million in gross proceeds. During the nine months ended September 30, 2022, the Company initiated purchases of an additional 0.1 million shares of the Company’s common stock amounting to $0.9 million in gross proceeds.

Under the Purchase Agreement, the Company has sole discretion, subject to certain conditions, on any business day selected by the Company to require Lincoln Park to purchase up to 10,000 shares of common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). The Regular Purchase Amount may be increased as follows: to up to 15,000 shares if the closing price is not below $35.00, up to 20,000 shares if the closing price is not below $50.00, and up to 25,000 shares if the closing price is not below $70.00. Lincoln Park’s committed obligation under each Regular Purchase is capped at $2,000,000, unless the Parties agree otherwise. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the common shares during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the common shares during the ten (10) business days prior to the Purchase Date.

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

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may not exceed 1,106,580 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Purchase Agreement equals or exceeds $29.40 per share; provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park. Further, Lincoln Park has covenanted not to engage in any direct or indirect short selling or hedging of the Common Shares. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or Equity Line of Credit during the Term, excluding an At-The-Market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. Issuances under the Purchase Agreement were to be made pursuant to the Company's Registration Statement on Form S-3 filed in July 2019, which has since expired.

The Company would need to file a new prospectus supplement covering issuances under the Purchase Agreement in order to continue using the facility.

10. Corporate Restructuring

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring resulted in an elimination of 29 positions, or approximately 50% of the Company’s workforce, in the first nine months of 2022. The Company incurred a one-time employee benefits and severance charge of approximately $1.9 million in operating expenses which was primarily recorded in the first nine months of 2022. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include $1.6 million of severance costs, $0.2 million of employee-related benefits, $0.1 million of payroll taxes and supplemental one-time termination payments. Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options for $1.2 million are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $1.4 million was recorded to research and development expenses and $0.5 million was recorded to general and administrative expenses during the nine months ended September 30, 2022. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

11. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2021	866,695	$60.47
Granted	215,314	$10.12
Canceled	(168,986)	$65.42
Balances at September 30, 2022	913,023	$47.68

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	199,094	$39.22
Granted	46,332	$10.60
Vested	(71,560)	$40.42
Canceled	(22,065)	$35.98
Unvested at September 30, 2022	151,801	$30.39

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

In March 2020, the board of directors granted the Company’s newly hired Chief Executive Officer stock-based awards covering an aggregate of 0.1 million shares of common stock, including options to purchase an aggregate of 80,000 shares of common stock, 12,000 RSUs, 15,000 PSUs, and 3,000 shares of common stock. The stock-based awards were granted pursuant to the 2020 Employment Inducement Incentive Plan, which was approved by the board of directors in March 2020 to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company.

The 3,000 shares of common stock were fully vested on the date of grant and thus, the related compensation expense of $0.2 million was recognized on the grant date. The stock options and RSUs will vest subject to continued service through the applicable vesting date.

The PSUs were originally scheduled to vest as to 5,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $368.75 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $368.75 and as to 10,000 PSUs (x) at such time as the Company’s market capitalization reaches at least $2.5 billion, as measured based on the volume weighted-average closing trading price over a trailing 30 day period or (y) a change in control transaction in which the consideration paid to the Company’s stockholders is equal to at least $2.5 billion, as determined by the Company’s board of directors. In January 2021, the board of directors modified the PSUs to vest as to 5,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $180.00 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $180.00 and as to 10,000 PSUs upon the attainment of (x) a volume-weighted average per share closing trading price of the Company’s common stock of at least $360.00 over a trailing 30-day period or (y) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $360.00, as determined by the Company’s board of directors.

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

In February 2022, the Company’s board of directors approved the granting of retention awards to critical and important Company personnel. The awards consisted of 189,333 stock options and 46,332 restricted stock units with a grant date total fair value of $2.0 million and $0.5 million, respectively.

Performance and Market Contingent Stock Options

In January 2021, the board of directors modified 1,747 performance and market contingent stock options with vesting conditions that required the combination of a liquidity event, change of control or IPO with a market condition at prescribed levels. The modification removed the performance condition and lowered the market conditions to a volume-weighted average per share closing trading price of the Company’s common stock of at least $180.00 over a trailing 30-day period for one tranche and at least $360.00 over a trailing 30-day period for the second tranche. The fair value of the options on the modification date of $81,000 will be amortized to expense over the implied service periods of 1.46 years to 2.52 years.

In June 2021, the board of directors modified 3,337 performance and market contingent stock options with vesting conditions that required the combination of a liquidity event, change of control or IPO with a market condition at prescribed levels. The modification removed the performance condition and adjusted the market conditions to a date on which the Company attains a valuation of at least one billion dollars measured by the volume-weighted average per share closing trading price of the Company’s common stock over a trailing 30-day period. The fair value of the options on the modification date of $102,000 will be amortized to expense over the implied service periods of 1.85 years.

As of September 30, 2022, there were 3,337 market contingent stock option awards outstanding with a total fair value of $0.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$799	$1,329	$2,723	$3,518
General and administrative	1,411	1,757	4,397	5,094
Total	$2,210	$3,086	$7,120	$8,612

There was no stock-based compensation expense related to awards accounted for as liability awards for the three and nine months ended September 30, 2022 and 2021.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,708)	$(16,450)	$(45,758)	$(50,032)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	10,072,077	5,543,644	7,928,729	5,482,648
Net loss per share—basic and diluted	$(1.36)	$(2.97)	$(5.77)	$(9.13)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2022	2021
Options to purchase common stock	913,023	864,780
Warrants to purchase common stock	6,428,572	—
Early exercised common stock subject to future vesting	3,337	3,337
RSUs	151,801	223,532
Shares subject to 2018 ESPP	9,255	8,077
Total	7,505,988	1,099,726

Up to 5,590 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Revenue and Agreements,” to our condensed financial statements for additional information.

13. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three months ended September 30, 2022 and 2021, the Company recorded matching contributions of $0.1 million and $0.1 million, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

14. Subsequent Events

On October 19, 2022, the Company effected a reverse stock split of its outstanding share of common stock at a ratio of 1-for-10 pursuant to a Certificate of Amendment to the Company's Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Global Select Market beginning with the opening of trading on October 20, 2022. The reverse stock split did not change the par value of the Company's common stock or the authorized number of shares of the Company's common stock. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement.

From October 1, 2022 through November 8, 2022, the Company has sold and issued 153,082 shares of common stock through the March 2022 ATM Offering Program and received total net proceeds of approximately $0.5 million, after deducting commissions and other offering expenses of $0.1 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021. Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-10 reverse stock split of our common stock that became effective on October 19, 2022, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a biotechnology company engaged in researching and developing therapeutics to slow, halt, or reverse diseases of aging. Our initial focus is on creating senolytic medicines to selectively eliminate senescent cells and thereby treat diseases of aging, such as ophthalmologic diseases.

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. UBX1325 is a potent small molecule inhibitor of the anti-apoptotic Bcl-2 family member, Bcl-xL, a member of the Bcl-2 family of apoptosis-regulatory proteins. Our goal with UBX1325 is to transformationally improve real-world outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in BCVA of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated our Phase 2 proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME (the BEHOLD study) and dosed our first patient in June 2021. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were actively being treated with anti-VEGF (mean of 4.03 injections in the 6 months preceding randomization), had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse), and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography). Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

On August 12, 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study of UBX1325 in patients with DME, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean best-corrected visual acuity compared to sham treatment. The proof-of-concept Phase 2 BEHOLD study is a multi-center, randomized, double-masked, sham- controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 in patients with DME evaluated though 24 weeks. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visited have opted to remain in the study.

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

On November 1, 2022 , we announced positive 24-week data in our BEHOLD study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in BCVA of 7.6 ETDRS letters compared to sham treatment (p=0.0084). Inclusive of rescue data, patients treated with UBX1325 had a mean improvement in BCVA of 5.2 ETDRS letters compared to sham (p=0.0068). Patients treated with UBX1325 had a mean change in CST of -5.4 microns from baseline compared to a worsening (increase) of +34.6 microns in sham-treated patients (p=0.1244). The proportion of rescue-free patients at 24 weeks was greater on UBX1325 (59.4%) as compared to sham (37.5%) with fewer total rescues and longer time-to-rescue in UBX1325-treated patients as compared to sham. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. Patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up, with data expected in the second quarter of 2023.

In March 2022, we enrolled our first patient in our Phase 2 proof-of-concept study in nAMD (the ENVISION study). As of September 2022, the study has completed enrollment of patients with nAMD who have had at least three intravitreal injections of anti-VEGF therapy in the preceding six months and who have residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to announce 16-week data from this Phase 2 proof-of-concept study in nAMD in the first quarter of 2023, and 24-week data in the second quarter of 2023. In addition, we amended the Phase 2 ENVISION study including a Part B portion of the study to explore the benefit of a second cycle of two doses of UBX1325 treatment 4 weeks apart, administered at 24 weeks and the potential benefit of combination treatment with anti-VEGF therapy at Weeks 24 and 28 with all patients followed through Week 48. Data from Part B of the 48-week extension study is expected in the fourth quarter of 2023.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $13.7 million and $16.5 million for the three months ended September 30, 2022 and 2021, respectively, and $45.8 million and $50.0 million for the nine months ended September 30, 2022 and 2021, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of September 30, 2022, we had an accumulated deficit of $445.8 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. As a result, we will need to raise additional capital. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Other Income (Expense), Net

Other income during the nine months ended September 30, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt. Other expense during the nine months ended September 30, 2021 includes the recognized gains and losses resulting from the sale of the investment and taxes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Summary of Operations Data:
Licensing revenue - related party	$—	$—	$—	$236	$—	$236
Operating expenses:
Research and development	8,208	9,081	(873)	28,222	28,815	(593)
General and administrative	4,922	5,747	(825)	15,669	17,952	(2,283)
Total operating expenses	13,130	14,828	(1,698)	43,891	46,767	(2,876)
Loss from operations	(13,130)	(14,828)	1,698	(43,655)	(46,767)	3,112
Interest income	329	20	309	416	82	334
Interest expense	(866)	(792)	(74)	(2,568)	(2,351)	(217)
Other income (expense), net	(41)	(850)	809	49	(996)	1,045
Net loss	$(13,708)	$(16,450)	$2,742	$(45,758)	$(50,032)	$4,274

Research and Development

Research and development expenses decreased by $0.9 million to $8.2 million for the three months ended September 30, 2022 from $9.1 million for the three months ended September 30, 2021. The decrease was primarily due to decreases of $1.7 million in personnel costs due to reduction in force, $0.5 million in laboratory supplies and $0.9 million in facilities-related and other operating costs due to the allocation of expenses to the Brisbane and East Grand facilities which have been subleased, partially offset by a $2.2 million increase in direct research and development expenses mainly due to the advancement of UBX1325 studies and in clinical manufacturing and clinical research organizations activities during the three months ended September 30, 2022.

Research and development expenses decreased by $0.6 million, to $28.2 million for the nine months ended September 30, 2022 from $28.8 million for the nine months ended September 30, 2021. The decrease was primarily due to decreases of $1.0 million in personnel costs due to reduction in force, $1.4 million in laboratory supplies and $2.5 million in facilities-related and other operating costs due to the allocation of expenses to the Brisbane and East Grand facilities, which have been subleased, partially offset by a net increase of $4.3 million in direct research and development expenses mainly due to the progress of UBX1325 studies, which was partially offset by a decrease in license fees paid to Ascentage Pharma.

General and Administrative

General and administrative expenses decreased by $0.8 million, to $4.9 million for the three months ended September 30, 2022 from $5.7 million for the three months ended September 30, 2021. The decrease was primarily due to decreases of $0.6 million in personnel costs mainly due to reduction in force and $0.4 million in professional fees, partially offset by a $0.2 million increase in facilities-related and other operating costs.

General and administrative expenses decreased by $2.3 million, to $15.7 million for the nine months ended September 30, 2022 from $18.0 million for the nine months ended September 30, 2021. The decrease was primarily due to decreases of $1.1 million in personnel costs mainly due to lower headcount, $0.7 million in professional fees and $0.5 million in facilities-related and other operating costs.

Interest Income

For the three and nine months ended September 30, 2022, our interest income was $0.3 million and $0.4 million, respectively. For the three and nine months ended September 30, 2021, our interest income was insignificant. Interest income is earned from our funds invested in cash equivalents and marketable securities. The increase in interest income is due to higher investment balances and market yields.

Interest Expense

Our interest expense was $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively, related to the Loan Agreement.

Other Income (Expense), net

Other expense, net, was insignificant for the three months ended September 30, 2022 and $0.9 million for the three months ended September 30, 2021. Other income, net, was insignificant for the nine months ended September 30, 2022 and other expense, net, was $1.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we recognized a $0.2 million gain from extinguishment of debt upon conversion to equity and $0.1 million in net gain from the sale of assets, which was partially offset by $0.2 million in property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. As of September 30, 2022, we had an accumulated deficit of $445.8 million, and we do not expect positive cash flows from operations in the foreseeable future. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates. As a result, we will need to raise additional capital to finance its operations. If we are unable to raise additional capital during the next quarter, then the above-mentioned conditions will raise substantial doubt regarding its ability to continue as a going concern. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the economic uncertainty and potential for local and/or global economic recession, as well as the potential for the delisting of our common stock from Nasdaq. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives.

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, and more recently through proceeds from our Loan Agreement, our prior and existing at-the-market offering programs, the Equity Purchase Agreement, and the sale of common stock and warrants in the Follow-On Offering (each as defined below) and we will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million was advanced to us on the date of execution of the Loan Agreement. In August 2022, we met certain clinical and capital raising milestones, which extended the interest only period to March 2023. As such, we will continue to make interest only payments through March 1, 2023 and then we will be required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2021, we issued 172,736 shares of our common stock reducing our outstanding loan principal balance by $2.3 million. As of February 14, 2022, the remaining $2.7 million of debt principal was converted to equity, and reducing the required cash reserve to $10 million. In addition, the interest only period may extend an additional three months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital. There have been no material adverse events in connection with the Loan Agreement with Hercules and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in May 2022. In March 2022, we also entered into a sales agreement (the "March 2022 Sales Agreement") with Cowen and Company, LLC ("Cowen) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "March 2022 ATM Offering Program"). On August 17, 2022, we entered into Amendment No. 1 (the “Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of our common stock that we can sell under the March 2022 Sales Agreement, from an aggregate offering price of up to $50.0 million to an aggregate offering price of up to $25.0 million. Cowen is entitled to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the three and nine month period ended September 30, 2022, there were 633,464 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company's received total net proceeds of approximately $8.6 million, after deducting commissions and other offering expenses of $0.3 million. Following the Amendment, $16.1 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of September 30, 2022.

On August 22, 2022, we closed an underwritten offering (the “Follow-On Offering”) in which the Company issued and sold an aggregate of 6,428,571 shares of common stock together with warrants (the "Warrants”) to purchase an up to aggregate of 6,428,572 shares of common stock at an offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. The net proceeds to us were approximately $41.7 million.

In October 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. In October 2022, we also entered into a sales agreement (the "October 2022 Sales Agreement") with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "October 2022 ATM Offering Program", and together with the March 2022 ATM Offering Program, the "2022 ATM Offering Programs"). Cowen is entitled to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. During the first quarter of 2022, we had initiated the purchase of 0.1 million shares of our common stock amounting to $0.9 million in gross proceeds. There were no purchases initiated during the second and third quarters of 2022.

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

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or from collaborative agreements with third parties, if ever, we expect to finance our future cash needs through various means. We do not have any committed external source of funds. Additional capital may be raised through the sale of our equity securities through our ATM programs or otherwise, incurring debt, entering into licensing or collaboration agreements with partners, receiving research contributions, grants or other sources of financing to fund our operations. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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
•
whether or not we can maintain compliance with the continued listing requirements of Nasdaq; and
•
the timing, receipt and amount of sales of any future approved products, if any.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(40,663)	$(40,031)
Cash provided by (used in) investing activities	(24,354)	30,235
Cash provided by financing activities	54,688	13,983
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,329)	$4,187

Operating Activities

Cash used in operating activities of $40.7 million for the nine months ended September 30, 2022 consisted primarily of a net loss of $45.8 million, adjusted for net non-cash charges of $7.7 million and changes in net operating assets and liabilities of $2.6 million. Our non-cash charges consisted primarily of $7.1 million in stock-based compensation, $1.8 million in depreciation and amortization, $1.0 million amortization of debt issuance costs and $0.2 million in premium and discounts on marketable securities, partially offset by $1.9 million in non-cash rent expense, $0.3 million in gain from disposal of property and equipment, and $0.2 million in gain from extinguishment of debt upon conversion to equity. The net change in our operating assets and liabilities consisted primarily of decreases of $1.4 million in prepaid expenses and other current assets, $1.1 million in accrued compensation, and $0.6 million in accrued liabilities and other current liabilities, partially offset by an increase of $0.5 million in accounts payable.

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

Investing Activities

Cash used in investing activities of $24.4 million for the nine months ended September 30, 2022 was related to the purchases of marketable securities of $86.6 million and property and equipment of $0.1 million, partially offset by maturities of marketable securities of $62.0 million and proceeds from sale of property and equipment of $0.3 million.

Cash provided by investing activities of $30.2 million for the nine months ended September 30, 2021 was related to maturities of marketable securities of $88.0 million, partially offset by purchases of marketable securities of $57.6 million and property and equipment of $0.2 million.

Financing Activities

Cash provided by financing activities of $54.7 million for the nine months ended September 30, 2022 was primarily related to $12.0 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program and our prior at-the-market ATM offering programs, $41.7 million proceeds, net of issuance costs, from the sale of common stock and accompanying warrants in the Follow-On Offering, $0.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund and $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

Cash provided by financing activities of $14.0 million for the nine months ended September 30, 2021 was primarily related to $8.9 million proceeds, net of issuance costs, from the sale of common stock through our prior at-the-market offering programs, $2.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund, $1.8 million proceeds, net of repurchases, from issuance of common stock upon exercise of stock options, $0.2 million proceeds from issuance of common stock under the 2018 ESPP and $0.2 million proceeds from repayment of recourse notes.

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

Critical Accounting Polices and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies,” for information.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities, which are affected by changes in interest rates, including interest rate changes resulting from the effects of the COVID-19 pandemic. We had cash, cash equivalents, and marketable securities of $103.9 million as of September 30, 2022, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of September 30, 2022, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $20.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at September 30, 2022 was 18.9%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our plans to develop and commercialize UBX1325 or any future product candidates;
•
our expectations regarding the potential benefits, activity, effectiveness and safety of our drug candidates;
•
our ongoing and planned clinical trials, including expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•
our predictions about the results of future or ongoing clinical trials, including predictions based on results from a clinical trial;
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
•
our commercialization, marketing and manufacturing capabilities and expectations;
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
•
the effect of the ongoing COVID-19 pandemic on our clinical trials and business;
•
our ability to maintain compliance with the minimum required closing bid price for continued listing on the Nasdaq Global Select Market and the success of the Reverse Stock Split;
•
our expectations regarding the completion of, and use of proceeds from, this offering;
•
developments and projections relating to our competitors and our industry, including competing therapies;
•
our financial performance; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors".

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

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
•
Our financial condition could raise substantial doubt as to our ability to continue as a going concern. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
•
We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

•
We may not be able to maintain compliance with the continued listing requirements of Nasdaq and, if so, we would be subject to delisting.
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
•
The COVID-19 pandemic and economic uncertainty could adversely impact our business, including our clinical trials, and financial condition.
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

We have had significant operating losses since our inception. Our net loss for the three months ended September 30, 2022 and 2021 was approximately $13.7 million and $16.5 million, respectively, and $45.8 million and $50.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $445.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition could raise substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of September 30, 2022, we had capital resources consisting of cash, cash equivalents, and marketable securities of $103.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We will need substantial additional capital to operate our business and continue our development activities. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential for local and/or global economic recession. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We have sought equity financing in order to address our capital needs but have not yet been successful in securing it. We expect to look for other opportunities to secure such financing in the near future, in addition to this ATM program. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

•
whether we can maintain compliance with the continued listing requirements of Nasdaq; and

•
the timing, receipt and amount of sales of any future approved products, if any.

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

We also could choose or be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or drug candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our drug candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively impacted by the COVID-19 pandemic and associated economic uncertainty resulting from high interest rates and rising inflation, and such impact may be exacerbated as the COVID-19 pandemic evolves or by other unforeseen events or public health emergencies. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

We may not be able to maintain compliance with the continued listing requirements of Nasdaq, and, if so, we would be subject to delisting.

Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “UBX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On June 3, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that for the last 30 consecutive business days, the closing bid price of our common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1). We had 180 calendar days, or until November 30, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. On October 19, 2022, we effected a 1-for-10 reverse stock split of our common stock seeking to regain compliance with Nasdaq Global Select Market's continued listing standards. From October 20, 2022 to November 2, 2022 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on November 3, 2022, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.

Although we currently comply with the minimum bid requirement following the reverse stock split, our bid price could fall below $1.00 per share again in the future, in which event we would receive another deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. If we fail to satisfy the Nasdaq’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further and adversely impact the ability of stockholders to sell our common stock. We may also face other material adverse consequences in such event such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and we have ceased development of UBX0101 following our Phase 2 trial and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021 and dosed the first patient in June 2021 and on November 1, 2022, announced positive 24-week safety and efficacy data. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we expect to share 16-week data in the first quarter of 2023. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of September 2022, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), bispecific antibodies (faricimab), intravitreal steroid (dexamethasone), high-dose Eylea, and pan-retinal photocoagulation by laser. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

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

As of September 30, 2022, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 42 issued and allowed U.S. patents and applications and 41 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

•
announcements regarding our ability to maintain compliance with Nasdaq listing standards;

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

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical, and biotechnology stocks in particular, have experienced extreme volatility as a result of the COVID-19 pandemic and economic uncertainty that may be unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

On October 19, 2022, we effected a 1-for-10 reverse stock split of our common stock seeking to regain compliance with Nasdaq Global Select Market's continued listing standards. As a result of the reverse Stock split, the split-adjusted per share market price of our common stock increased and, from October 20, 2022 to November 2, 2022 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on November 3, 2022, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date. See the risk factor titled “We may not be able to maintain compliance with the continued listing requirements of Nasdaq and, if so, we would be subject to delisting.” for additional information about our ability to maintain compliance with the continued listing requirements of Nasdaq. Although we currently comply with the minimum bid requirement following the reverse stock split, we cannot assure you that we will be able to maintain compliance with the continued listing requirements of Nasdaq and any delisting would adversely affect our stock price and the liquidity of our common stock.

An active, liquid and orderly market for our common stock may not develop and may not be maintained.

Prior to our initial public offering in May 2018, there was no public market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our common stock may never be sustained on the Nasdaq Global Select Market or any other exchange in the future. On October 19, 2022, we effected a 1-for-10 reverse stock split of our common stock seeking to bring us into compliance with the minimum required losing bid price for continued listing on the Nasdaq Global Select Market and to regain compliance with Nasdaq Global Select Market's continued listing standards. While we have regained compliance, we cannot assure that we will continue to meet the minimum required closing bid price for continued listing on the Nasdaq Global Select Market in the future or that we will be able to maintain our listing on the Nasdaq Global Select Market or any other exchange. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on October 14, 2022, we also filed a Registration Statement on Form S-3, covering the offering of up to $250.0 million of shares of common stock, preferred stock, debt securities, warrants and units, and entered into a sales agreement, or the October 2022 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program, under which Cowen acts as our sales agent.

On September 29, 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion sell up to $30.0 million shares of our common stock, subject to certain daily limits, applicable prices, and conditions. As of December 31, 2021, we issued and sold 417,285 shares of our common stock under our Purchase Agreement with Lincoln Park amounting to $8.3 million in gross proceeds. In addition, under the Purchase Agreement, we issued 25,244 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the March 2022 Shelf Registration Statement, whether pursuant to the ATM Offering Program or otherwise or by Lincoln Park or through the Hercules Amendment or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2022.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.				X

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

10.1	Amendment No. 1 to Sales Agreement, dated August 17, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	8-K	8/19/2022	1.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2022, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: November 8, 2022	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2022	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)