Form 10-K
period 2022-12-31
Unity Biotechnology, Inc.
filed 2023-03-15
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022 was $32,542,134.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 14,339,119.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders, scheduled to be held on June 23, 2023, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
the implementation of our business model and strategic plans for our business and drug candidates, including additional indications that we may pursue;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates, including the projected terms of patent protection;
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•
the lingering effects of the COVID-19 pandemic and the effects of any future pandemic on our clinical trials and business;
•
our ability to maintain compliance with the minimum required closing bid price for continued listing on the Nasdaq Global Select Market and the success of the Reverse Stock Split;
•
developments and projections relating to our competitors and our industry, including competing therapies;
•
our financial performance;

•
macroeconomic trends and uncertainty, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. Our goal with UBX1325 is to transformationally improve outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in BCVA of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated our Phase 2 proof-of-concept study to evaluate the safety, efficacy, and durability of a single intravitreal injection of UBX1325 in a broader population of patients with DME, or the BEHOLD study, and dosed our first patient in June 2021. This study is a multi-center, randomized, double-masked, sham-controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 in patients with DME evaluated though 24 weeks. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visits have opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse, mean of 61.4 letters at baseline) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study of UBX1325 in patients with DME, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean best-corrected visual acuity compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represents a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

In November 2022, we announced positive 24-week data in our BEHOLD study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in BCVA of +6.2 ETDRS letters from baseline and +7.6 ETDRS letters compared to sham treatment (p=0.0084). Inclusive of rescue data, patients treated with UBX1325 had a mean improvement in BCVA of +6.4 ETDRS letters from baseline and +5.2 ETDRS letters compared to sham (p=0.0068). At 24 weeks, patients treated with UBX1325 had a mean change in CST of -5.4 microns from baseline compared to a worsening (increase) of +34.6 microns in sham-treated patients (p=0.1244). The proportion of rescue-free patients at 24 weeks was greater on UBX1325 (59.4%) as compared to sham (37.5%) with fewer total rescues and longer time-to-rescue in UBX1325-treated patients as compared to sham. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. Patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up, with data expected in the second quarter of 2023.

In March 2022, we enrolled our first patient in our Phase 2 proof-of-concept study in nAMD, or the ENVISION study. In September 2022, the study completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to announce both 16-week and 24-week data from this Phase 2 proof-of-concept study in nAMD in late March 2023. In addition, we amended the Phase 2 ENVISION study including a Part B portion of the study to explore the benefit of a second cycle of two doses of UBX1325 treatment 4 weeks apart, administered at Weeks 24 and 28 weeks and the potential benefit of combination treatment with anti-VEGF therapy at Weeks 24 and 32 with all patients followed through Week 48. Data from Part B of the 48-week extension study is expected in the third quarter of 2023.

Under our current amended license agreement with Ascentage Pharma Group Corp. Limited, or Ascentage, we have, among other things, exclusive worldwide development and commercialization rights and non-exclusive manufacturing rights to UBX1325 outside of Greater China (China, Hong Kong, Macau and Taiwan) in all non-oncology indications. Inside Greater China, we have the right to negotiate a joint venture with Ascentage to develop, manufacture and commercialize UBX1325. See “Licenses and Collaborations.”

We also have a Tie2/VEGF bispecific program. Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. Tie2 is an important key regulator of the vascular endothelium in the eye and dysregulation of this pathway leads to loss of barrier integrity and healthy vasculature. Preliminary studies suggest that cellular senescence in aging eyes may induce Ang-2 and therefore deactivate Tie2, leading to ocular edema.

The Tie2/VEGF bispecific has dual functionality on two validated targets for retinal diseases. In addition to direct activation of Tie2, the bispecific candidate is designed to neutralize VEGF-A and VEGF-B. We believe that direct agonism of Tie2 may be superior to antagonism of Ang2 which relies on adequate levels of endogenous Ang1 to activate the Tie2 pathway. We have identified Tie2/VEGF bispecific molecules that have pharmacological activity on Tie2 and VEGF with potencies relevant for clinical benefit. Based on supporting preclinical data, we designated an Advanced Candidate in July 2022. We are currently seeking to initiate pilot preclinical toxicology experiments and other work to support nomination of a Development Candidate that should enable initiation of IND-enabling studies by the end of 2023.

UBX2050 is our investigational, fully human anti-Tie2 agonist monoclonal antibody. Tie2 dysregulation is implicated in eye disease as well as other indications. UBX2050 is derived from an asset that was acquired from Achaogen, Inc. in June 2020 through an Asset Purchase Agreement. UBX2050 was selected based on its potential to activate the Tie2 receptor in vitro and has demonstrated encouraging activity in preclinical models of ocular disease. We believe UBX2050 may be an orthogonal approach to restoring barrier function and vascular function and have explored a number of indications for UBX2050.

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

Despite the success achieved with anti-VEGF treatment for retinal disease like AMD that involve the proliferation of abnormal blood vessels, or neovascularization, the impact of such treatment in DME has been more limited. This is due to the challenging nature of the therapeutic regimen (which entails monthly and or bimonthly IVT injections for up to two years), the number of cases that are refractory to anti-VEGF treatment (approximately 50% of DME patients), and the long-term complications of increased ischemia and retinal fibrosis associated with long-term treatment with anti-VEGF injections. As a result, there is an unmet need in this group of patients. Although VEGF has been identified as a major factor for neovascular disease, other factors, which we believe include SASP factors, are present in DME, including IL-1ß, TNF-, IL-6, and TGF-ß, among others. Due to the multifactorial nature of the disease, a significant opportunity exists to develop a more comprehensive approach to the treatment of DME, such as senolysis, that targets the root cause of the disease.

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

Current standard of care for wet AMD is the administration of anti-vascular endothelial growth factor, or anti-VEGF, antibody drugs that control aspects of the wet form of the disease only. The development of therapeutic options for dry AMD has proven to be challenging in that all current development candidates are aimed at slowing the progression of disease, with none able to halt or reverse the inevitable loss of functional retinal segments. Several agents that slow the progression of disease via inhibition of various factors within the complement system are in advanced stages, with EMPAVELI® (pegcetoplan) by Apellis having been approved. While there may be limited potential options for geographic atrophy (an advanced form of dry AMD), there are no approved therapies available to fully halt progression or reverse the disease. And while wet AMD has been significantly impacted by anti-VEGF therapy, that approach is limited by the need for frequent eye injections over a long period of time, a significant percentage of patients not completing or being non-responsive or poorly-responsive to anti-VEGF therapy, and the contribution of multiple other mechanisms at play in the disease beyond VEGF. Thus, there is considerable potential for a senolytic approach to impact disease progression and achieve stabilization in AMD via modulation of senescent cell burden and the accompanying SASP. SASP factors in AMD include molecules that promote abnormal blood vessel growth, inflammation, and fibrosis, all of which have been implicated in various stages of the disease. We believe that a senolytic medicine could have a meaningful and prolonged impact on the AMD disease state and help restore the cellular microenvironment to a more normal, pre-senescent state.

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

Current standard of care for diabetic retinopathy, which includes blood sugar control, anti-VEGF drugs, steroid injections, and laser therapy, is modestly effective. The limitations of existing therapy include general challenges with achieving diabetes control, the need for frequent intravitreal injections for the administration of anti-VEGF therapy, a significant percentage of patients not completing or being non-responsive to anti-VEGF therapy, and tissue destruction with permanent side effects from laser therapy. This presents a significant opportunity to design and develop a treatment paradigm, such as senolytic medications like UBX1325, that treats a root cause of the disease.

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

Mechanism of Action of UBX1325 (Inhibitors of the Bcl-2 Family)

UBX1325, our lead drug candidate (along with our backup compound in our ophthalmology program, UBX1967) is a potent and selective small molecule inhibitor of Bcl-xL, a specific member of the Bcl-2 family of apoptosis regulating proteins. The B-cell lymphoma 2, or Bcl-2, gene family encodes more than 20 proteins that regulate the intrinsic apoptosis pathway and are fundamental to the balance between cell survival and cell death. Inhibition of certain Bcl-2 family proteins results in cell death in certain cell types. Targeting this pathway has been studied extensively in connection with the search for new oncology medicines.

In Vitro and In Vivo Pharmacology Studies with UBX1325

We conducted an in vitro assessment of binding and efficacy of UBX1325 to determine both its potency for the Bcl-2 family protein targets and its potency at eliminating senescent cells. Biochemical assays for Bcl-2, Bcl-xL, and Bcl-w yielded binding affinities in the sub-nanomolar range, but with a higher affinity for Bcl-xL. UBX1325 is a phosphate pro-drug that releases the active parent molecule known as UBX0601. In order to assess the activity of UBX0601 on senescent cells, we used a cell-based assay with radiation-induced senescence. Senescent cells were exposed to increasing concentrations of UBX0601 for 72 hours. In this study, UBX0601 showed potent, concentration-dependent senolytic activity against human fetal lung cells, or IMR90, primary human umbilical vein endothelial cells, or HUVEC, and HRMEC as measured by reduction of senescent cell survival. UBX0601 also demonstrated selectivity for elimination of senescent HRMEC over non-senescent HRMEC which is observed as decreased potency in the non-senescent HRMEC (Figure 4).

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

UBX1325 Clinical Data and Development Plan

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. Our goal with UBX1325 is to transformationally improve outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in BCVA of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated Phase 2 of the BEHOLD study and dosed our first patient in June 2021. This study is a multi-center, randomized, double-masked, sham- controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 in patients with DME evaluated though 24 weeks. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visits have opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with

UBX1325 or a sham procedure. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study of UBX1325 in patients with DME, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean best-corrected visual acuity compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represents a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

In November 2022, we announced positive 24-week data in our BEHOLD study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in BCVA of +6.2 ETDRS letters from baseline and +7.6 ETDRS letters compared to sham treatment (p=0.0084). Inclusive of rescue data, patients treated with UBX1325 had a mean improvement in BCVA of +6.4 ETDRS letters from baseline and +5.2 ETDRS letters compared to sham (p=0.0068). At 24 weeks, patients treated with UBX1325 had a mean change in CST of -5.4 microns from baseline compared to a worsening (increase) of +34.6 microns in sham-treated patients (p=0.1244). The proportion of rescue-free patients at 24 weeks was greater on UBX1325 (59.4%) as compared to sham (37.5%) with fewer total rescues and longer time-to-rescue in UBX1325-treated patients as compared to sham. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. Patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up, with data expected in the second quarter of 2023.

In March 2022, we enrolled our first patient in Phase 2 of the ENVISION study. In September 2022, the study has completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to announce both 16-week and 24-week data from this Phase 2 proof-of-concept study in nAMD in late March 2023. In addition, we amended the Phase 2 ENVISION study including a Part B portion of the study to explore the benefit of a second cycle of two doses of UBX1325 treatment 4 weeks apart, administered at Weeks 24 and 28 and the potential benefit of combination treatment with anti-VEGF therapy at Weeks 24 and 32 with all patients followed through Week 48. Data from Part B of the 48-week extension study is expected in the third quarter of 2023.

In addition to UBX1325, which targets Bcl-xL, we have preclinical stage molecules that target senescent cells via alternate mechanisms and could be the basis of future pipeline programs.

Ophthalmology Program Targeting Tie2 Signaling

The angiopoietin-Tie2 signaling axis is believed to play a fundamental role in vascular biology. Dysregulation of the expression of Tie2-regulating ligands angiopoietin-2 (a context dependent Tie2 antagonist ligand) and angiopoietin-1 (a Tie2 agonist ligand) has been observed in the vitreous of patients with DME, AMD, and other ocular diseases. We believe that a highly specific and potent Tie2-activating antibody will restore Tie2 signaling in ocular tissues, potentially leading to decreased vascular leak, lower levels of pathogenic angiogenesis, and a restoration of healthy blood vessels in ischemic areas of the eye. UBX2050 is an investigational Tie2-specific agonist monoclonal antibody that was selected based on its optimal binding and functional properties observed in in vitro assays. In primary human endothelial cells, or HUVECs, UBX2050 treatment activated Tie2 as measured by increased levels of cellular phospho-Tie2, and potently activated downstream signal transduction pathways as measured by increased levels of phospho-Akt and phospho-Erk1/2 by western blotting (Figure 7).

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

We believe that the investigational Tie2 antibody (UBX2050) may be an orthogonal approach to restoring barrier function and vascular function. We are exploring a number of indications for UBX2050 and expect to nominate a Development Candidate by the end of 2023.

Tie2/VEGF bispecific program

Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. Tie2 is an important key regulator of the vascular endothelium in the eye and dysregulation of this pathway leads to loss of barrier integrity and healthy vasculature. Preliminary studies suggest that cellular senescence in aging eyes may induce Ang-2 and therefore deactivate Tie2, leading to ocular edema. The Tie2/VEGF bispecific has dual functionality on two validated targets for retinal diseases. In addition to direct activation of Tie2, the bispecific candidate is designed to neutralize VEGF-A and VEGF-B. We believe that direct agonism of Tie2 may be superior to antagonism of Ang2 which relies on adequate levels of endogenous Ang1 to activate the Tie2 pathway. We have identified Tie2/VEGF bispecific molecules that have pharmacological activity on Tie2 and VEGF with potencies relevant for clinical benefit. Based on supporting preclinical data, we designated an Advanced Candidate in July 2022. We are currently seeking to initiate pilot preclinical toxicology experiments and other work to support nomination of a Development Candidate that should enable initiation of IND-enabling studies by the end of 2023.

Neurology Program

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

Our drug candidates are likely to compete against current therapies from a wide range of companies and technologies, including therapies for ophthalmology diseases: current standard of care treatments include anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab); VEGF/Ang2 bispecific antibodies (faricimab); intravitreal steroid (dexamethasone); pan-retinal photocoagulation by laser for both neovascular AMD, DR, and DME; and possibly complement inhibitors (e.g., pegcetacoplan) for the geographic atrophy form of AMD.

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

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of a Tie2 receptor agonist or α-Klotho hormone. As of March 1, 2023, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 37 issued and allowed U.S. patents and applications and 46 granted and allowed foreign patents and applications, respectively.

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

Ophthalmology Programs

We have a license with Ascentage to two patent families of issued and pending composition of matter patents directed to specific Bcl-xL inhibitors including UBX0601, the active parent molecule of our lead drug candidate, UBX1325. This license grants us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1325 for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan). Inside Greater China, we have the right to negotiate a joint venture with Ascentage to develop, manufacture and commercialize UBX1325. Patents in these two patent families have been granted in the United States, South Korea, New Zealand, South Africa, Australia, Canada, China, India, Singapore, Japan and Europe, and others are pending in India and Singapore. Patents that issue from these two patent families are expected to expire in 2032 and 2034, excluding any patent term adjustments or extensions.

Our license agreement with Ascentage also grants us the right to continue our preclinical development efforts with UBX1967 (our back-up compound to UBX1325) until the time we wish to submit an IND for UBX1967, at which point we would be required to enter into a separate license agreement with Ascentage covering UBX1967.

We co-own a patent family encompassing the use of Bcl-2 and Bcl-xL inhibitors generally to treat various age-related eye diseases by targeting senescent cells (which also covers aspects of our neurology programs) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. To date, three U.S. patents and a European, a New Zealand, a Hong Kong, and a South Africa patent have issued in this patent family which are directed to treating age related eye diseases, including age-related macular degeneration. Other patent applications are pending in the United States, Australia, Canada, China, Europe, Israel, Japan, Mexico, Singapore and South Korea. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

We also solely own a patent family that specifically claims the composition of matter of UBX1325 and closely related compounds, as well as general methods of use of UBX1325. As of March 1, 2023 we have two issued U.S. patents and one pending U.S. application as well as pending applications in Australia, Canada, China, Europe, Japan, Hong Kong, and South Korea. Future patents issued from this family are expected to expire in 2039, excluding any patent term adjustments and patent term extensions.

We solely own a patent family that specifically covers the sequence, epitope, alternative antibody formats, and use of UBX2050 not only for ophthalmic diseases, but also other indications, including kidney. Future patents issuing from this family are expected to expire in 2040, excluding any patent term adjustments and patent term extensions. We also solely own a U.S. provisional patent application that specifically covers the sequences of our Tie2/VEGF bispecific UBX2048 and variants for many indications, including ocular. Future patents issuing from this family are expected to expire in 2043, excluding any patent term adjustments and patent term extensions.

Neurology Program

We have an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of α-Klotho hormone for the development of human therapeutics to treat cognitive decline. As of March 1, 2023, our patent portfolio includes three issued U.S. patents, an issued patent in Australia, Europe, and Japan, one pending patent application in each of the United States, Australia, Canada, Europe, Hong Kong, and India and two pending patent applications in China. Patents that issue from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions. In December 2021, we announced an exclusive agreement licensing our α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization.

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

We also protect our brand through procurement of trademark rights. As of March 1, 2023, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in the United States, the European Union, or EU, China, and in Japan, as well as other foreign jurisdictions. The mark UNITY® is also registered in the United States and in the EU. In order to supplement protection of our brand, we have also registered several internet domain names.

Licenses and Collaborations

Description of Ascentage Agreements

We were a party to three agreements, or the Commercial Agreements, with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016, the Library Agreement, granting the Company the right to research and nominate an active compound from Ascentage’s library of Bcl compounds and subsequently nominate a development candidate from any active compound in order to begin GLP toxicology work for indications outside of oncology, which expired in February 2022; (b) a license agreement executed in February 2016 granting the Company rights to an Ascentage Pharma compound known as APG1252, or the APG1252 License Agreement, which the Company terminated in July 2020 due to the Company’s decision to prioritize the progression of UBX1325;and (c) a second license agreement executed in January 2019 granting the Company world-wide rights to develop and commercialize UBX0601, the active parent molecule of our lead drug candidate UBX1325, outside of Greater China, or the Original Bcl Agreement, for indications outside of oncology.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product; and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application , or IND, enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration, or FDA, and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application, or IND, enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration, or FDA, and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

As of December 31, 2022, pursuant to the Commercial Agreements, the Company had issued 126,975 shares of common stock to Ascentage Pharma and 29,194 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. The Company had issued no additional shares pursuant to the Commercial Agreements during the year ended December 31, 2022. In May 2021, the Company initiated a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 29,477 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 10,527 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2021. The Company had previously issued 36,166 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

Under the terms of the Original Bcl Agreement, Ascentage granted us the following rights for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan): (i) exclusive worldwide development rights, and (ii) exclusive commercialization rights. Inside Greater China we have the right to negotiate a joint venture with Ascentage to develop, manufacture and commercialize UBX1325. The Original Bcl Agreement also stipulates that Ascentage has the right to manufacture at least 50% of our supply requirements of the licensed compound, provided they achieve and maintain certain manufacturing quality standards. This Original Bcl Agreement was amended in the fourth quarter of 2019 to remove certain field and territory limitations and to amend the schedule of licensed patents related to UBX1967, and then amended again in the first quarter of 2020 to further amend and restate the schedule of licensed patents. This Original Bcl Agreement was amended a third time in June 2020 to switch the status of UBX1967 from Licensed Compound to back-up compound, and conversely the status of UBX1325 from back-up to Licensed Compound.

Additional License Agreements

We are party to two additional license agreements that support our senescence-related patent portfolio. These agreements are with an entity affiliated with the Mayo Clinic, or Mayo, and the Buck Institute for Research on Aging, or Buck, and provide us with a worldwide, exclusive, sublicensable license under those counter-parties’ rights to a patent family that is co-owned by Buck, Mayo and us to develop and commercialize licensed products, including for the treatment of senescence-related diseases in therapeutic areas including ophthalmology and neurological diseases.

Under our June 2013 license with Mayo, we may be obligated to make development and sales milestone payments to Mayo of up to $10.8 million in the aggregate, to pay Mayo a percentage of certain sublicensing revenue that is between the high-single digits and the low-teens, and to pay Mayo running royalty payments ranging from less than 1% to low-single digit percentages on net sales of licensed products. Our obligation to pay running royalties to Mayo under the agreement is subject to a non-material minimum annual royalty and could potentially extend until January 1, 2037. We also issued 67,796 shares of our common stock to Mayo under this agreement. Our agreement with Mayo continues until the later of (i) the expiration of the last valid claim within the licensed patents and (ii) 13 years after first commercial sale of the first licensed product. We may terminate the agreement for convenience, and either party may terminate the agreement for the other party’s uncured material breach.

Under our January 2017 license with Buck, which includes similar rights to a second patent family that is co-owned only by Buck and us, we may be obligated to make development and sales milestone payments to Buck of up to $5.4 million in the aggregate, to pay Buck a mid-single digit percentage of certain sublicensing revenue, and to pay Buck running royalty payments ranging from less than 1% to low-single digit percentages on net sales of licensed products. Our obligation to pay running royalties to Buck under the agreement is subject to a non-material minimum annual royalty and could potentially extend until January 1, 2037. We also issued 13,220 shares of our common stock to Buck under this agreement. The term of our license agreement with Buck continues until the expiration of all our payment obligations to Buck thereunder. We may terminate the agreement for convenience, and either party may terminate the agreement for the other party’s uncured material breach.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2022, we had 32 employees, all of whom were full-time. Approximately 41% of our employees hold advanced degrees. On February 2, 2022, we implemented a corporate restructuring to align our resources to focus on its UBX1325 program while further extending operating capital. The restructuring resulted in an elimination of approximately half of our workforce by the middle of 2022.

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

Facilities

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased as of June 2021 through August 2024, and approximately 15,000 square feet was subleased as of July 2022 through June 2024. The majority of our employees work at our corporate headquarters.

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

Financial Information About Segments

We view our operations and manage our business as one reportable segment. See Note 2 in the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. Many of the following risks and uncertainties have been and may continue to be exacerbated by the lingering effects of the COVID-19 pandemic and any worsening of the global business, financial, and economic environment as a result of the COVID-19 pandemic or macroeconomic factors, including high interest rates, rising inflation, and liquidity concerns at financial institutions. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the notes accompanying those financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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
•
The lingering effects of the COVID-19 pandemic, any future pandemic and economic uncertainty could adversely impact our business, including our clinical trials, and financial condition.
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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2022 and 2021 was approximately $59.9 million and $60.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $460.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325, but is less than 12 months from the date of this Annual Report. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Failure to raise additional financing may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of December 31, 2022, we had capital resources consisting of cash, cash equivalents, and marketable securities of $94.8 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325, but is less than 12 months from the date of this Annual Report. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

We will need substantial additional capital to operate our business and continue our development activities and without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. If funding is only available on less desirable terms or not available at all for companies in the life sciences industry or if we are unable to access our cash deposits held at financial institutions due any liquidity concerns at such financial institutions, our business and operations would be adversely affected.

To date, we have primarily financed our operations through the sale of equity securities. For example, in March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in May 2022, or the March 2022 Shelf Registration Statement. In March 2022, we also entered into a sales agreement, as amended in August 2022, or the March 2022 Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act, or the March 2022 ATM Offering Program. Further, in October 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, or the October 2022 Shelf Registration Statement and, together with the March 2022 Shelf Registration Statement, the shelf registration statements. In October 2022, we also entered into a sales agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act, or the October 2022 ATM Offering Program, and, together with the March 2022 ATM Offering Program, the ATM Offering Programs.

We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Such financing may result in dilution to stockholders and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively impacted by the COVID-19 pandemic and current macroeconomic trends. The financial markets have further been negatively affected by high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. Such impacts may be exacerbated by unforeseen events or public health emergencies. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of these conditions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We currently have shelf registration statements effective and existing ATM Offering Programs, however, our ability to raise capital under these registration statements and through these ATM Offering Programs may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statements under which our ATM Offering Programs are operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

Our future capital requirements depend on many factors, including:

•
the results of our ongoing clinical trials of UBX1325;
•
our ability to reduce our operating expenses;

•
the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies;
•
potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials, including as a result of the ongoing effects of the COVID-19 pandemic;
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
•
the availability of capital in the technology and life sciences industries following the closure of Silicon Valley Bank and liquidity concerns at other financial institutions:
•
whether we can maintain compliance with the continued listing requirements of Nasdaq;
•
the availability of capital in the technology and life sciences industries following the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions; and
•
the timing, receipt and amount of sales of any future approved products, if any.

Additional and sufficient funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “UBX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On June 3, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that for the last 30 consecutive business days, the closing bid price of our common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1). We had 180 calendar days, or until November 30, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock needed to be at least $1.00 per share for a minimum of ten consecutive business days. On October 19, 2022, we effected a 1-for-10 reverse stock split of our common stock seeking to regain compliance with Nasdaq Global Select Market's continued listing standards. From October 20, 2022 to November 2, 2022 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on November 3, 2022, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.

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
•
the level of demand for our products, if approved, which may vary significantly over time; and
•
potential disruption caused by unforeseen events and public health emergencies, such as disruptions we experienced from the COVID-19 pandemic.

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

Our foundational science and lead drug candidate are based on senescence biology. We believe that we can develop drug candidates capable of eliminating or modulating accumulated senescent cells, when administered locally. In our development efforts we intend to explore senolytic medicines that use multiple modalities. However, our approach to treating diseases of aging is novel and the scientific research that forms the basis of our efforts to develop senolytic medicines is ongoing. We have only recently begun testing our senolytic molecules in humans and the majority of our current data supporting our hypothesis regarding senescence biology is limited to pre-clinical animal models and in vitro cell lines, the results of which may not translate into humans. We currently have no conclusive evidence in humans, that the accumulation or modulation of senescent cells is the underlying cause of tissue damage and dysfunction associated with many diseases of aging. For example, in August 2020, we announced the 12-week results from our Phase 2 study of UBX0101 in patients with moderate-to-severe painful OA of the knee. There was no statistically significant difference between any arm of UBX0101 and placebo at the 12-week primary endpoint for change from baseline in WOMAC-A, an established measurement of pain in OA. Given these results, we decided not to progress UBX0101 into pivotal studies and have narrowed our near-term focus mainly to our ongoing ophthalmologic disease programs.

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

Our business is currently dependent on the successful development of UBX1325, which is in early stages of clinical development.

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we expect to share 16- and 24-week data in late March 2023. However, the impact of the COVID-19 pandemic on the timing of study initiations, enrollment, visit adherence, and completions is hard to assess due the continually evolving nature of the situation and it is possible that the study enrollment, visit adherence, and completion may be delayed.

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As a result, our business is currently dependent on the successful development of UBX1325. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development of UBX1325. If UBX1325 does not demonstrate clinical benefit, we may be required to significantly delay or abandon its development. In the event UBX1325 is not successful in clinical development, we have limited resources and capital with which to develop additional drug candidates and we may be forced to sell or liquidate our business.

The clinical and commercial success of UBX1325, and any other future drug candidates, will depend on a number of factors, including the following:

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

These factors, many of which are beyond our control, could cause us to experience significant delays or be unable to obtain regulatory approvals or commercialize our drug candidates. In addition, disruptions caused by the COVID-19 pandemic in the last few years may increase the likelihood that we encounter such difficulties or delays in developing, obtaining regulatory approvals for or commercializing our product candidates. Even if regulatory approvals are obtained, we may never achieve success in commercializing any of our drug candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our drug candidates or any future drug candidates to continue our business or achieve profitability.

Other than UBX1325, all of our other programs are preclinical and face significant development risk.

Other than UBX1325, all of our other programs are in preclinical and early research stage. In addition, we have limited resources for which to develop any products other than UBX1325. Given the early stage nature of these programs, each of the drug candidates and programs faces substantial development risk. UBX1325 is the only current drug candidate that we have administered to humans, and as such, we face significant translational risk with our earlier stage drug candidates. We may also be required by the FDA or similar foreign regulatory agencies to conduct additional preclinical studies beyond those planned to support the commencement of additional clinical trials. Accordingly, there can be no assurance that we are able to bring any of our preclinical product candidates or development programs into the clinic or otherwise successfully develop them.

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

We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic could cause or exacerbate these factors. For example, for our Phase 2 studies for UBX1325 and future studies, clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have adjusted our remote and in-person working model based on applicable safety guidelines and the best interest of our employees, and may be required to take additional or different actions that could impact our operations if required by applicable laws or regulations or if we determine them to be in the best interest of our employees.

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

As the ongoing effects of the COVID-19 pandemic continue, we may experience disruptions that could severely impact our business and clinical trials, including:

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
•
patients’ fear of visiting or traveling to trial sites due to pandemics and public health emergencies, such as the COVID-19 pandemic;
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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent products from being developed, approved, or commercialized in a timely manner or at all, which may adversely affect our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek approvals and adversely affect our business, financial condition, results of operations, or cash flows. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA and other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of March 15, 2023, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

Even if one or more of our drug candidates receive FDA or other regulatory approvals, the commercial success of any of our current or future drug candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Our drug candidates may not be commercially successful for a variety of reasons, including: competitive factors, pricing or physician preference, reimbursement by insurers, and the degree and rate of physician and patient adoption of our current or future drug candidates. If approved, the commercial success of our drug candidates will depend on a number of factors, including:

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

We currently intend to supply all of our drug candidates in all territories for our planned clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our current drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our drug candidates is complicated and we expect the logistical challenges associated with our supply chain to grow more complex as our drug candidates progress through the clinical trial process. Some of these third parties have in the past and may in the future also be adversely impacted by unforeseen events and public health emergencies. For example, one of the manufacturers in our supply chain for UBX0101 experienced a two-week shutdown in April 2020 due to a COVID-19 related incident. While this incident did not impact our supply of UBX0101 for clinical studies being conducted in April 2020, there can be no assurance that our supply chain for any of our candidates and clinical trials will not be disrupted in the future due to such incidents.

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

Further, to manufacture our current drug candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers would likely need to increase manufacturing capacity and, in some cases, we would need to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our drug candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our current drug candidates or any future drug candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such drug candidates, if approved.

If we fail to attract and retain key personnel, we may be unable to successfully develop our current drug candidates or any future drug candidates, conduct our clinical studies and commercialize our current or any future drug candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and employees. In February 2022, we announced a restructuring to advance corporate strategy and focus on key ophthalmology programs. As a result of the restructuring and other factors, additional unplanned loss of personnel may occur despite our efforts to retain management and employees. Additionally, continued disruption caused by the transition or by the loss of ongoing services of any other members of our management or employees could delay or prevent the successful development of our ongoing programs, initiation or completion of our planned clinical studies or the commercialization of our current drug candidates or any future drug candidates. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry, and we may not be able to adequately address attrition, including unplanned, attrition, and as a result, the timely completion of our clinical trials could be jeopardized. Further, our ability to attract and retain highly qualified management and employees relies in part on our ability to offer competitive compensation and equity packages to such key personnel. We use restricted stock units, or RSUs, and stock options as a key component of compensation for key employees in order to align employee interests with the interests of our stockholder, provide competitive compensation packages, and encourage employee retention. Our stock price volatility or lack of positive performance may cause periods of time during which option exercise prices might be less than the sale price of our common stock or the value of RSUs might be less competitive, which may lessen the retentive attributes of these awards. We are also limited as to the number of equity awards that we may grant under our stock plans, and we are unsure how effective different stock-based awards with different vesting schedules will be to retain key employees. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees.

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

We rely on third parties in the conduct of critical portions of our preclinical studies and intend to rely on third parties in the conduct of critical portions of our future clinical studies. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our drug candidates. Some of these third parties may also be adversely impacted by unforeseen events and public health emergencies.

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
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and
•
collaborators may be adversely impacted by unforeseen events and public health emergencies.

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

As of March 1, 2023, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 37 issued and allowed U.S. patents and applications and 46 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

The trading price of our common stock has been and may continue to be highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control.

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
•
market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
•
general economic conditions in the United States and abroad, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical, and biotechnology stocks in particular, have experienced extreme volatility as a result of the COVID-19 pandemic, economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions that may be unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. In the event any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If our public float stays below $75.0 million, the risk that analysts cease to cover our stock may increase.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, we may issue additional shares from time to time pursuant to our shelf registration statements and ATM Offering Programs. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. However, for so long as our public float is less than $75.0 million, under our shelf registration statements, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under our shelf registration statements or the ATM Offering Programs, or otherwise or by Lincoln Park or through the Hercules Amendment or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat diseases of aging, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption, including most recently as a result of the COVID-19 pandemic, have caused and could continue to cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our current drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Weakened or declining economic conditions could be caused by a number of factors, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Measures taken in response to a pandemic, such as the COVID-19 pandemic, which causes a public health emergency, could also disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, in mid-March 2020, in alignment with federal, state and local guidance designed to slow the spread of COVID-19, we transitioned to a remote work plan and reduced onsite staffing model for all employees who could not perform their work from home, such as our laboratory, operations, and facilities staff. In the future, we may be required to take actions that could impact our operations if required by applicable laws or regulations or if we determine them to be in the best interests of our employees.

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Significant disruptions of information technology systems or deficiencies in our cybersecurity could materially adversely affect our business, results of operations and financial condition.

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

Our information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to attack, interruption and damage from computer viruses, malware (e.g. ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusion, including by computer hackers, “phishing” attacks, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that work or may work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Moreover, if a security breach affects our systems, or those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition, certain state laws govern the privacy and security of personal information, including health-related information For example, the California Consumer Privacy Act, or the CCPA went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal information of subjects within the European Economic Area, or EEA, including clinical trial data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. On July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme, and imposed further restrictions on use of the standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, beginning January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the consummation of our IPO, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We expect that we will no longer qualify as an emerging growth company after December 31, 2023, at which time we will become subject to certain disclosure and compliance requirements as discussed herein that apply to other public companies but that did not previously, or currently, apply to us due to our status as an emerging growth company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased as of June 2021 through August 2024 and approximately 15,000 square feet was subleased as of July 2022 through June 2024. The majority of our employees work at our corporate headquarters.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2023, there were 52 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2022.

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. Our goal with UBX1325 is to transformationally improve outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in BCVA of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated Phase 2 of the BEHOLD study and dosed our first patient in June 2021. This study is a multi-center, randomized, double-masked, sham- controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 in patients with DME evaluated though 24 weeks. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visits have opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse, mean of 61.4 letters at baseline) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study of UBX1325 in patients with DME, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean best-corrected visual acuity compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represents a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

In November 2022, we announced positive 24-week data in our BEHOLD study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in BCVA of +6.2 ETDRS letters from baseline and +7.6 ETDRS letters compared to sham treatment (p=0.0084). Inclusive of rescue data, patients treated with UBX1325 had a mean improvement in BCVA of +6.4 ETDRS letters from baseline and +5.2 ETDRS letters compared to sham (p=0.0068). At 24 weeks, patients treated with UBX1325 had a mean change in CST of -5.4 microns from baseline compared to a worsening (increase) of +34.6 microns in sham-treated patients (p=0.1244). The proportion of rescue-free patients at 24 weeks was greater on UBX1325 (59.4%) as compared to sham (37.5%) with fewer total rescues and longer time-to-rescue in UBX1325-treated patients as compared to sham. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. Patients will continue to be followed through 48 weeks post-treatment in a long-term follow-up, with data expected in the second quarter of 2023.

In March 2022, we enrolled our first patient in Phase 2 of the ENVISION study. As of September 2022, the study has completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients will be followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept. We expect to announce both 16-week and 24-week data from this Phase 2 proof-of-concept study in nAMD in late March 2023. In addition, we amended the Phase 2 ENVISION study including a Part B portion of the study to explore the benefit of a second cycle of two doses of UBX1325 treatment 4 weeks apart, administered at Weeks 24 and 28 and the potential benefit of combination treatment with anti-VEGF therapy at Weeks 24 and 32 with all patients followed through Week 48. Data from Part B of the 48-week extension study is expected in the third quarter of 2023.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $59.9 million and $60.7 million for the years ended December 31, 2022 and 2021, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of December 31, 2022, we had an accumulated deficit of $460.0 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. Our capital resources will fund operations less than 12 months from the date of this Annual Report, as a result we concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Reverse Stock Split

On October 18, 2022, at a special meeting of stockholders, or the Special Meeting, our stockholders approved a proposal authorizing our board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-6 to 1-for-12 to be determined by the board of directors in its discretion following the Special Meeting and prior to the Company’s annual meeting of stockholders to be held in 2023. On October 19, 2022, our board of directors approved a 1-for-10 reverse stock split of our outstanding common stock. A Certificate of Amendment to the Amended and Restated Certificate of Incorporation effecting the reverse stock split was filed with the Secretary of State of the State of Delaware on October 19, 2022 and the reverse stock split became effective at 5:00 p.m., Eastern Time, on October 19, 2022. At the effective time, every 10 shares of common stock issued and outstanding was automatically reclassified into one new share common stock without any action on the part of the holders. No fractional shares of common stock were issued in the reverse stock split, but in lieu thereof, each holder of common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of common stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The common stock issued pursuant to the reverse stock split remain fully paid and non-assessable. The reverse stock split affected all stockholders of our common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. Unless otherwise noted, all share and per share information included in this Annual Report on Form 10-K has been adjusted to give effect to the reverse stock split.

The reverse stock split did not affect the number of authorized shares of common stock or the par value of our common stock.

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

Other Income (Expense), Net

We held an equity investment in an entity called Ascentage Pharma Group International, or Ascentage International, an affiliate of a Hong Kong based clinical-stage biopharmaceutical company called Ascentage Pharma Group Corp. Limited. In October 2019, Ascentage International completed an initial public offering of shares of its common stock on the Hong Kong Stock Exchange. Following the initial public offering, the underlying nature of our investment in Ascentage International changed and met the definition of an investment in an equity security with a readily determinable fair value to be measured at fair value on a recurring basis, based on quoted stock prices available on the Hong Kong Stock Exchange. During the year ended December 31, 2020, we sold our entire equity investment in Ascentage International. Other income (expense) in 2020 includes the recognized losses resulting from the sale of the investment in this equity security and the previous changes in fair value, while other expense in 2021 includes the commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund and the debt extinguishment gain from the conversion of debt to equity. Other income during the year ended December 31, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt offset by property and other tax expense.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Year ended December 31,
	2022	2021	Change
Summary of Operations Data:
Licensing revenue – related party	$236	$4,784	$(4,548)
Operating expenses:
Research and development	36,859	38,393	(1,534)
General and administrative	20,949	23,056	(2,107)
Total operating expenses	57,808	61,449	(3,641)
Loss from operations	(57,572)	(56,665)	(907)
Interest income	1,220	100	1,120
Interest expense	(3,558)	(3,177)	(381)
Other income (expense), net	(17)	(983)	966
Net loss	$(59,927)	$(60,725)	$798

Licensing Revenue – Related Party

In December 2021, we entered into a licensing agreement with Jocasta Neuroscience, Inc. (“Jocasta”) pursuant to which we exclusively licensed all of our rights to UBX2089, our α-Klotho asset. The agreement provided for an upfront fee of $5.0 million. We recognized revenue of $0.2 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively, related to the grant of license and delivery of the know-how performance obligation under the License Agreement entered into with Jocasta in December 2021.

Research and Development

Research and development expenses decreased by $1.5 million, to $36.9 million for the year ended December 31, 2022 from $38.4 million for the year ended December 31, 2021. The decrease was primarily due to decreases of $3.3 million in facilities-related costs primarily due to allocation to general and administrative expenses of net expenses on Brisbane and East Grand facilities which have been subleased, $2.6 million in personnel costs due to our reduced headcount and reduction in force, and $1.8 million in laboratory supplies, partially offset by an increase of

$6.2 million in direct research and development expenses mainly due to the continued advancement of our lead UBX1325 candidates.

General and Administrative

General and administrative expenses decreased by $2.1 million, to $21.0 million for the year ended December 31, 2022 from $23.1 million for the year ended December 31, 2021. The decrease was primarily due to decreases of $1.4 million in personnel costs due to our reduced headcount and reduction in force, $0.4 million in professional fees, and $0.3 million in facilities-related costs.

Interest Income

Our interest income was $1.2 million for the year ended December 31, 2022, as compared to $0.1 million for the year ended December 31, 2021. The increase is primarily attributable to higher market yields and increased cash balances on our cash equivalents and marketable securities.

Interest Expense

Our interest expense of $3.5 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively, is related to the Loan Agreement.

Other Income (Expense), Net

Other income, net, was immaterial for the year ended December 31, 2022 which includes the $0.2 million in recognized gains resulting from the extinguishment of the derivative related to long term debt and $0.1 million from the gains on sale of assets, offset by $0.3 million property and other tax expense. Other expense, net, was $1.0 million for the year ended December 31, 2021 which includes $0.8 million commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund and $0.3 million property and other tax expense, partially offset by $0.2 million gain from the extinguishment of the derivative related to long term debt and the sale of assets.

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

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $59.9 million and $60.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $460.0 million, and we do not expect positive cash flows from operations in the foreseeable future. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024, which is expected to fund key clinical data readouts for UBX1325, but is less than 12 months from the date of this Annual Report. These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We expect our operating losses and net cash used in operating activities will increase over at least the next several years as we continue our research and development activities, advance our drug candidates through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates. As a result, we will need to raise additional capital to finance its operations. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the economic uncertainty, liquidity concerns at financial institutions, and potential for local and/or global economic recession. Further, if banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened, which could have a material adverse effect on our business and financial condition.

Further, based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statements under which our ATM Offering Programs are operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs.

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

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million was advanced to us on the date of execution of the Loan Agreement. In August 2022, we met certain clinical and capital raising milestones, which extended the interest only period to March 2023. On January 25, 2023, we entered into a second amendment to the Loan and Security Agreement with Hercules Capital, Inc. whereas the amortization date was extended from March 1, 2023 to April 1, 2023. As such, we will continue to make interest only payments up to the amended amortization date and then we will be required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2022, we had issued 435,497 shares of our common stock reducing our outstanding loan principal balance by $5.0 million and reducing the required cash reserve to $10 million. In addition, the interest only period may extend an additional three months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital by April 1, 2023. There have been no material adverse events in connection with the Loan Agreement with Hercules and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement.

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the year ended December 31, 2022, there were 786,544 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company's received total net proceeds of approximately $9.1 million, after deducting commissions and other offering expenses of $0.3 million.

On August 22, 2022, we closed an underwritten offering, or the Follow-On Offering, in which the Company issued and sold an aggregate of 6,428,571 shares of common stock together with warrants, or the Warrants, to purchase an up to aggregate of 6,428,572 shares of common stock at an offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. The net proceeds to us were approximately $41.7 million.

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the year ended December 31, 2022.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. During the first quarter of 2022, we had initiated the purchase of 0.1 million shares of our common stock amounting to $0.9 million in gross proceeds. There were no purchases initiated in the remaining three quarters of 2022. Issuances under the Purchase Agreement were to be made pursuant to the Company’s Registration Statement filed in July 2019, which has since expired. The Company would need to file a new prospectus supplement covering issuances under the Purchase Agreement in order to continue using the facility.

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

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or from collaborative agreements with third parties, if ever, we expect to finance our future cash needs through various means. We do not have any committed external source of funds. Additional capital may be raised through the sale of our equity securities through our ATM Offering programs or otherwise, incurring debt, entering into licensing or collaboration agreements with partners, receiving research contributions, grants or other sources of financing to fund our operations. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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
•
potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials;
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
•
the availability of capital in the technology and life sciences industries following the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions;
•
whether or not we can maintain compliance with the continued listing requirements of Nasdaq; and

•
the timing, receipt and amount of sales of any future approved products, if any.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash used in operating activities	$(51,029)	$(45,060)	$(78,333)
Cash provided by (used in) investing activities	(24,545)	39,313	(5,208)
Cash provided by financing activities	54,855	20,845	63,875
Net increase (decrease) in cash and restricted cash	$(20,719)	$15,098	$(19,666)

Operating Activities

Cash used in operating activities of $51.0 million for the year ended December 31, 2022 consisted primarily of a net loss of $59.9 million adjusted for net non-cash charges of $9.9 million and net changes to our operating assets and liabilities of $1.0 million. Our non-cash charges consisted primarily of $9.4 million in stock-based compensation, $2.2 million in depreciation and amortization, and $1.3 million in amortization of debt issuance costs, partially offset by a $2.2 million in non-cash rent expense, $0.3 million in net accretion and amortization of premium and discounts on marketable securities, $0.3 million gain from disposal of property and equipment and $0.2 million gain from the extinguishment of the derivative related to long term debt. The net change in our operating assets and liabilities primarily consisted of decreases of $1.0 million in accrued compensation, and $0.2 million in accounts payable, partially offset by decreases of $0.1 million in prepaid expenses and other current assets and $0.1 million in other long-term assets.

Cash used in operating activities of $45.1 million for the year ended December 31, 2021 consisted primarily of a net loss of $60.7 million adjusted for net non-cash charges of $16.3 million and net changes to our operating assets and liabilities of $0.6 million. Our non-cash charges consisted primarily of $11.6 million in stock-based compensation, $2.9 million in depreciation and amortization, $1.5 million in common stock granted to a third party, $1.0 million in net accretion and amortization of premium and discounts on marketable securities, $0.8 million in amortization of debt issuance costs and $0.8 million other expenses related to the equity purchase agreement with Lincoln Park Capital Fund, partially offset by a $2.2 million in non-cash rent expense and $0.1 million gain from the extinguishment of the derivative related to long term debt. The net change in our operating assets and liabilities primarily consisted of decreases of $1.3 million in accrued compensation, $1.1 million in accrued liabilities and other current liabilities, $0.6 million in accounts payable and an increase of $0.1 million in other long-term assets, partially offset by increases of $1.0 million in derivative liability and $0.2 million in deferred revenue and a decrease of $1.3 million in prepaid expenses and other current assets.

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

Investing Activities

Cash used in investing activities of $24.5 million for the year ended December 31, 2022 was related to purchases of marketable securities of $98.8 million and property and equipment of $0.1 million, partially offset by maturities of marketable securities of $74.0 million and the sale of $0.4 million of property and equipment.

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

Financing Activities

Cash provided by financing activities of $54.9 million for the year ended December 31, 2022 was related to $41.7 million in proceeds from issuance of common stock and warrants from our Follow-On Offering, net of issuance costs, $12.2 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $0.9 million in proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs, and $0.1 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan.

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

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, we had $12.3 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 2.9 years. For stock-based awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

We expect that we will no longer qualify as an emerging growth company after December 31, 2023, at which time we will become subject to certain disclosure and compliance requirements as discussed herein that apply to other public companies but that did not previously, or currently, apply to us due to our status as an emerging growth company.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash, Cash Equivalents and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $94.8 million as of December 31, 2022, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of December 31, 2022, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $20.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at December 31, 2022 was 19.87%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (“the Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Mateo, California

March 15, 2023

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except for share amounts and par value)

	December 31,
	2022	2021(1)
Assets
Current assets:
Cash and cash equivalents	$12,736	$32,905
Short-term marketable securities	82,059	55,170
Prepaid expenses and other current assets	1,740	1,879
Restricted cash	—	550
Total current assets	96,535	90,504
Property and equipment, net	7,825	9,942
Operating lease right-of-use assets	19,042	21,286
Long-term marketable securities	—	1,993
Long-term restricted cash	896	896
Other long-term assets	52	91
Total assets	$124,350	$124,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,790	$1,985
Accrued compensation	3,020	4,028
Accrued and other current liabilities	5,334	6,370
Deferred revenue	—	216
Derivative liability related to debt	—	963
Current portion of long-term debt	9,476	3,055
Total current liabilities	19,620	16,617
Operating lease liability, net of current portion	26,991	30,094
Long-term debt, net	10,891	18,409
Other long-term liabilities	—	23
Total liabilities	57,502	65,143
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2022 and 2021; 14,215,302 and 6,299,158 shares issued and outstanding as of December 31, 2022 and 2021, respectively (2)	1	1
Additional paid-in capital	527,049	459,636
Accumulated other comprehensive gain	(251)	(44)
Accumulated deficit	(459,951)	(400,024)
Total stockholders’ equity	66,848	59,569
Total liabilities and stockholders’ equity	$124,350	$124,712

(1) The balance sheet as of December 31, 2021 (as adjusted for the Reverse Split, as defined in Note 2) is derived from the audited financial statements as of that date.

(2) The Company effected a reverse stock split of its outstanding shares of common stock on October 19, 2022 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on October 18, 2022. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Licensing revenue – Related Party	$236	$4,784	$—
Operating expenses:
Research and development	36,859	38,393	67,309
General and administrative	20,949	23,056	24,025
Change in fair value of contingent consideration	—	—	(33)
Impairment of long-lived assets	—	—	2,629
Total operating expenses	57,808	61,449	93,930
Loss from operations	(57,572)	(56,665)	(93,930)
Interest income	1,220	100	1,196
Interest expense	(3,558)	(3,177)	(1,292)
Other income (expense), net	(17)	(983)	182
Net loss	$(59,927)	$(60,725)	$(93,844)
Other comprehensive loss
Unrealized loss on marketable debt securities	(207)	(49)	(85)
Comprehensive loss	$(60,134)	$(60,774)	$(93,929)
Net loss per share, basic and diluted	$(6.31)	$(10.88)	$(18.45)
Weighted average number of shares used in computing net loss per share, basic and diluted (1)	9,494,421	5,581,587	5,086,489

(1) The Company effected a reverse stock split of its outstanding shares of common stock on October 19, 2022 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded up to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on October 18, 2022. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock (1)		Additional Paid-In	Related Party Promissory Notes for Purchase of	Employee Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	4,722,674	$1	$366,700	$(210)	$(418)	$90	$(245,455)	$120,708
Issuance of common stock, net of issuance costs, under ATM equity offering program	500,226	—	37,270	—	—	—	—	37,270
Issuance of common stock upon exercise of stock options	41,048	—	1,510	—	—	—	—	1,510
Issuance of common stock upon vesting of restricted stock units	10,302	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	216	—	—	—	—	216
Stock-based compensation	—	—	13,746	—	—	—	—	13,746
Common stock issued for services	4,355	—	100	—	—	—	—	100
Common stock issued to third parties for milestone payments	36,164	—	2,310	—	—	—	—	2,310
Repayment of promissory note from employee from purchase of common stock	—	—	—	—	374	—	—	374
Repayment of promissory note from employee through repurchase of early exercise shares	(1,291)	—	(44)	—	44	—	—	—
Issuance of common stock under 2018 ESPP	11,810	—	576	—	—	—	—	576
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(93,844)	(93,844)
Balances at December 31, 2020	5,325,288	$1	$422,384	$(210)	$—	$5	$(339,299)	$82,881
Issuance of common stock, net of issuance costs, under ATM equity offering program	189,453	—	10,357	—	—	—	—	10,357
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	417,286	—	9,039	—	—	—	—	9,039
Issuance of common stock Hercules Capital, net of issuance costs	172,736		2,704	—	—	—	—	2,704
Issuance of common stock upon exercise of stock options	49,754	—	1,795	—	—	—	—	1,795
Issuance of common stock under 2018 ESPP	11,704	—	347	—	—	—	—	347
Common stock granted to third party	40,005	—	1,457	—	—	—	—	1,457
Repurchase of early exercised shares	(3,337)	—	—	—	—	—	—	—
Vesting of restricted stock units	96,269	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,553	—	—	—	—	11,553
Repayment of promissory note for purchase of common stock	—	—	—	210	—	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	(60,725)	(60,725)
Balances at December 31, 2021	6,299,158	$1	$459,636	$—	$—	$(44)	$(400,024)	$59,569

Issuance of common stock, net of issuance costs, under ATM equity offering program	1,019,046	—	12,155	—	—	—	—	12,155
Sale of common stock and warrants to purchase common shares under follow-on offering, net of issuance costs	6,428,571	—	41,648	—	—	—	—	41,648
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	90,000	—	910	—	—	—	—	910
Issuance of common stock Hercules Capital, net of issuance costs	262,761	—	3,179	—	—	—	—	3,179
Issuance of common stock under 2018 ESPP	25,482	—	142	—	—	—	—	142
Vesting of restricted stock units	90,284	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,379	—	—	—	—	9,379
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	—	—	(59,927)	(59,927)
Balances at December 31, 2022	14,215,302	$1	$527,049	$—	$—	$(251)	$(459,951)	$66,848

(1) The Company effected a reverse stock split of its outstanding shares of common stock on October 19, 2022 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on October 18, 2022. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(59,927)	$(60,725)	$(93,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180	2,880	3,449
Amortization of debt issuance costs	1,318	813	318
Debt extinguishment gain upon conversion to equity	(199)	(123)	—
Net accretion and amortization of premium and discounts on marketable securities	(276)	1,043	256
Other expense related to the commitment shares issued to Lincoln Park Capital Fund	—	825	—
Gain on disposal of property and equipment	(346)	—	—
Stock-based compensation	9,379	11,553	13,813
Common stock issued to third parties	—	1,457	1,211
Non-cash rent expense	(2,136)	(2,152)	(1,076)
Impairment of long-lived assets	—	—	2,629
Change in fair value of strategic investment	—	—	(502)
Change in fair value of contingent consideration	—	—	(33)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	138	1,288	(1,168)
Other long-term assets	39	(91)	628
Accounts payable	(194)	(573)	(2,640)
Accrued compensation	(1,008)	(1,327)	(517)
Accrued liabilities and other current liabilities	26	(1,131)	(857)
Other long-term liabilities	(23)	24	—
Derivative liability related to debt	—	963	—
Deferred revenue	—	216	—
Net cash used in operating activities	(51,029)	(45,060)	(78,333)
Investing activities
Purchase of marketable securities	(98,827)	(81,492)	(138,486)
Maturities of marketable securities	74,000	121,000	127,915
Sale of strategic investments	—	—	6,009
Sale of property and equipment	378	—	—
Purchase of property and equipment	(96)	(195)	(646)
Net cash provided by (used in) investing activities	(24,545)	39,313	(5,208)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	12,155	10,357	37,270
Proceeds from sale of common stock and warrants under follow-on offering, net of issuance costs	41,648	—	—
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	910	8,215	—
Proceeds from repayment of employee promissory notes	—	210	374
Proceeds from long-term debt, net of issuance costs to lender	—	—	24,550
Payment of long-term debt non-lender issuance costs	—	—	(360)
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	—	1,784	1,510
Proceeds from issuance of common stock under the 2018 ESPP	142	347	576
Current portion of long-term debt arrangement	—	(68)	—
Payments made on capital lease obligations	—	—	(45)
Net cash provided by financing activities	54,855	20,845	63,875
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,719)	15,098	(19,666)
Cash, cash equivalents and restricted cash at beginning of year	34,351	19,253	38,919
Cash, cash equivalents and restricted cash at end of year	$13,632	$34,351	$19,253
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,204	$2,370	$773
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common shares in payment of debt	$3,179	$2,704	$—
Property and equipment included in accounts payable	$—	$—	$13
Issuance of common stock in settlement of contingent consideration milestone	$—	$—	$1,098
Issuance of shares in settlement of share-based liability	$—	$—	$100
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$27,714

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

Liquidity

The Company’s Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $460.0 million as of December 31, 2022. During the year ended December 31, 2022, the Company incurred a net loss of $59.9 million and used $51.0 million of cash in operating activities. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances, and more recently, from its ATM Offering Program (as defined in Note 10), the Term Loan Facility (as defined in Note 8), an Equity Purchase Agreement (as defined in Note 10), and the sale of common stock and warrants under a Follow-On Offering (as defined in Note 10), and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents and marketable securities of $94.8 million as of December 31, 2022. The Company expects that its cash and cash equivalents as of December 31, 2022 will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these Financial Statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

The Company effected a reverse stock split on October 19, 2022 of its outstanding shares of common stock at a ratio of 1-for-10 pursuant to a Certificate of Amendment to the Company's Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Global Select Market beginning with the opening of trading on October 20, 2022. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from "Additional paid-in capital" to "Common stock". Any fractional post-split shares as a result of the reverse stock split were rounded down to the nearest whole post-split share. The reverse stock split did not change the par value of the Company's common stock or the authorized number of shares of the Company's common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

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

	December 31,
	2022	2021	2020
Cash and cash equivalents	$12,736	$32,905	$17,807
Restricted cash	896	1,446	1,446
Total cash, cash equivalents, and restricted cash	$13,632	$34,351	$19,253

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

Milestone Payments: At the inception of each agreement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that the Company do not deem to be probable of being achieved, the associated milestone payments are fully constrained and the value of the milestone is excluded from the transaction price with no revenue being recognized. For example, milestone payments that are not within our control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, the Company recognizes revenue for the milestone payment. At each reporting date, the Company assesses the probability of achievement of each milestone under our current agreements.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2022 and 2021, the Company had no off-balance sheet concentrations of credit risk.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2022 and 2021.

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

On March 10, 2021, Congress passed the American Rescue Plan Act (“ARP Act”) of 2021. On March 11, 2021, President Biden signed the bill into law. The ARP contains employment-related provisions. The ARP is a follow-up to the CARES Act, and that part of the CAA Act of 2021 devoted to COVID-19 relief. The ARP includes Paycheck Protection Program (PPP) funding changes and expanded the Employee Retention Credit (the “ERC”) provisions under the CAA. The Company did not apply for a PPP loan. Regarding the ERC, management has calculated that a total ERC of $535,504 for 2020 and $957,839 for 2021 are available. The Company does not expect the ARP to have a material impact on the Company’s financial statements. Any change to the deferred taxes as a result of the enactment of the ARP is expected to be fully offset to the valuation allowance.

On August 16, 2022, President Joe Biden signed The Inflation Reduction Act of 2022 (the “IRA”). The IRS includes a new Corporate Alternative Minimum Tax (“CAMT”) that imposes a 15% tax on a corporation’s Adjusted Financial Statement Income (“AFSI”). The CAMT applies to any corporation (certain exceptions apply) whose average annual AFSI for any consecutive three tax year period ending after December 31, 2021 and preceding tax years exceeds $1 billion. The IRA is not expected to have a material impact on the Company.

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

Recently Issued Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's financial statements.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,083	$5,083	$—	$—
Total cash equivalents	5,083	5,083	—	—
Short-term marketable securities:
U.S. treasuries	30,758	—	30,758	—
U.S. government debt securities	51,301	—	51,301	—
Total short-term marketable securities	82,059	—	82,059	—
Total assets subject to fair value measurements on a recurring basis	$87,142	$5,083	$82,059	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,421	$21,421	$—	$—
Total cash equivalents	21,421	21,421	—	—
Short-term marketable securities:
U.S. treasuries	52,146	—	52,146	—
U.S. government debt securities	3,024	—	3,024	—
Total short-term marketable securities	55,170	—	55,170	—
Long-term marketable securities:
U.S. treasuries	1,993	—	1,993	—
Total long-term marketable securities	1,993	—	1,993	—
Total assets subject to fair value measurements on a recurring basis	$78,584	$21,421	$57,163	$—

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

In December 2021, the Company recorded a derivative liability relating to an amendment to its loan and security agreement. It comprised of a redemption conversion feature which met the definition of a derivative instrument, which terms are included in the amended loan and security agreement. See Note 8, “Term Loan Facility”. The Company classified this instrument as a liability on the balance sheet because the feature was not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the loan amendment and is being subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the statements of operations. There were no adjustments to the fair value of the derivative as of December 31, 2022.

The following table provides a reconciliation of the derivative liability related to debt measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liability related to Debt Conversion Feature(1)
Balance at December 31, 2020	$—
Additions	1,782
Conversion	(819)
Balance at December 31, 2021	963
Conversion	(963)
Balance at December 31, 2022	$—

(1)
Transfers into Level 3 during the year ended December 31, 2021 relate to the call option with Hercules Capital, Inc, where the lender can convert principal debt into common stock. Transfers out of Level 3 during the year relate to the conversions calls of this option made by Hercules Capitals, Inc.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,083	$—	$—	$5,083
Total cash equivalents	5,083	—	—	5,083
Short-term marketable securities:
U.S. government debt securities	51,491	6	(196)	51,301
U.S. treasuries	30,820	1	(63)	30,758
Total short-term marketable securities	82,311	7	(259)	82,059
Total marketable securities	$87,394	$7	$(259)	$87,142

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,421	$—	$—	$21,421
Total cash equivalents	21,421	—	—	21,421
Short-term marketable securities:
U.S. government debt securities	3,026	—	(2)	3,024
U.S. treasuries	52,186	—	(40)	52,146
Total short-term marketable securities	55,212	—	(42)	55,170
Long-term marketable securities:
U.S. treasuries	1,995	—	(2)	1,993
Total long-term marketable securities	1,995	—	(2)	1,993
Total marketable securities	$78,628	$—	$(44)	$78,584

At December 31, 2022, the remaining contractual maturities of available-for-sale debt securities were less than a year. There have been no significant realized gains or losses on available-for-sale debt securities for the periods presented. Available-for-sale debt securities that were in a continuous loss position but were not deemed to be other than temporarily impaired were immaterial at both December 31, 2022 and 2021. The Company does not intend to and believes it is not more likely than not that it will be required to sell these debt securities before their maturities.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company's financial instruments.

5. License Revenue, Agreements and Strategic Investment

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2022.

In accordance with the license agreements, the Company recognized revenue as follows:

	Year ended December 31,
	2022	2021	2020
Jocasta Neuroscience, Inc. (1)	$236	$4,784	$—
	$236	$4,784	$—

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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.2 million, $4.8 million and zero, respectively, of license revenue, primarily related to the delivery of a performance obligation consisting of a license of intellectual property and related know-how which was delivered in 2021. For the years ended December 31, 2022 and 2021, the Company recorded zero and $0.2 million, respectively, as deferred revenue.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. In June 2019, as part of this license agreement, the Company issued 12,000 shares of its common stock to UCSF. In addition, the Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of December 31, 2022. The upfront issuance of 12,000 shares of the Company’s common stock was valued at $1.0 million and recorded as additional paid-in capital upon issuance in June 2019. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License. See above, “License Agreement with Jocasta Neuroscience, Inc.” for additional information on the Jocasta Agreement.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2022 and 2021. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

Ascentage Commercial Agreements

The Company was a party to three agreements, or the Commercial Agreements, with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016, the Library Agreement, granting the Company the right to research and nominate an active compound from Ascentage’s library of Bcl compounds and subsequently nominate a development candidate from any active compound in order to begin GLP toxicology work for indications outside of oncology, which expired in February 2022; (b) a license agreement executed in February 2016 granting the Company rights to an Ascentage Pharma compound known as APG1252, or the APG1252 License Agreement, which the Company terminated in July 2020 due to the Company’s decision to prioritize the progression of UBX1325; and (c) a second license agreement executed in January 2019 granting the Company world-wide rights to develop and commercialize UBX0601, the active parent molecule of our lead drug candidate UBX1325, outside of Greater China, or the Original Bcl Agreement, for indications outside of oncology.

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

The Company issued no additional shares pursuant to these agreements during the year ended December 31, 2022. The Company had previously issued 126,975 shares of common stock to Ascentage Pharma and 29,194 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. In May 2021, the Company initiated a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 29,477 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 10,527 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the statement of operations and comprehensive loss during the year ended December 31, 2021. The Company had previously issued 36,166 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2021.

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

Strategic Investment

The Company previously held an equity investment in Ascentage International, an affiliate of Ascentage Pharma. The equity interest represented an insignificant level of ownership in the investee and was recorded within strategic investment on the Company’s condensed balance sheets. The fair value of the Company’s equity investment in Ascentage International was zero as of December 31, 2022 and 2021. The change in fair value of this investment was zero for the years ended December 31, 2022 and 2021, and $0.5 million for the year ended December 31, 2020 and was recorded in other income and (expense) on the statements of operations and comprehensive loss.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$4,197	$5,718
Computer equipment	412	499
Furniture and fixtures	726	818
Leasehold improvements	15,244	15,158
Total property and equipment	20,579	22,193
Less: accumulated depreciation and amortization	(12,754)	(12,258)
Construction-in-progress	—	7
Total property and equipment, net	$7,825	$9,942

Depreciation and amortization expense related to property and equipment was $2.2 million, $2.9 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Operating lease liability - current portion	$3,100	$4,378
Accrued research and development	1,623	1,390
Liability related to early exercise shares	10	10
Accrued other	601	592
	$5,334	$6,370

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

In May 2016, the Company executed a non-cancellable lease agreement for office and laboratory space in Brisbane, California which commenced in May 2016 and expired in October 2022. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional four years by giving the landlord written notice of the election to exercise the option at least fifteen months prior to the original expiration of the lease term. The lease provides for monthly base rent amounts escalating over the term of the lease and the lessor provided the Company a $3.9 million tenant improvement allowance to complete the laboratory and office renovation which was recorded as deferred rent liability and leasehold improvements within property and equipment, net. In May 2017, the Company entered into an amendment to expand the leased space and received a three-month rent holiday for the expanded space.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2022	2021	2020
Operating lease expense	$4,264	$4,357	$4,721
Variable lease expense	1,318	1,633	1,168
Sublease income	(4,317)	(2,578)	—
Impairment of operating lease right-of-use asset	—	—	1,409
Total lease expense	$1,265	$3,412	$7,298

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,283	$6,653	$5,797
Weighted-average remaining lease term (years)
Operating leases	7.0	7.7	8.5
Weighted-average discount rate (percentage)
Operating leases	6.0%	5.9%	5.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2022 (in thousands):

Amount
2023	$4,810
2024	4,964
2025	5,123
2026	5,287
2027	5,457
Thereafter	11,435
Total future minimum lease payments	37,076
Less: Amount representing interest	(6,985)
Present value of future minimum lease payments	30,091
Less: Current portion of operating lease liability	(3,100)
Noncurrent portion of operating lease liability	$26,991

In February 2020, the Company completed its move into the new office and laboratory space in South San Francisco, exited its previous offices and laboratory space in Brisbane, California, and began to actively market this space for sublease. Concurrent with this move and in consideration of real estate market conditions, in particular due to the COVID-19 pandemic in March 2020, the Company identified indicators of impairment in the related asset group, which included the leased ROU asset and related leasehold improvements associated with the lease. The Company subsequently evaluated and compared the net book value of the asset group to the estimated undiscounted future cash flows over the remaining term of the lease and concluded that an impairment had occurred. The discounted estimated future cash flows included estimates of sublease rentals through the end of the lease term, which ends on October 31, 2022, utilizing a discount rate of 3.5% based on the Company’s estimated incremental borrowing rate at that time. The estimated discounted cash flows were compared to the net book value of the ROU asset and leasehold improvements resulting in an impairment loss of $2.6 million during the year ended December 31, 2020, which was included in operating expense in the statements of operations and comprehensive loss. No impairment loss was recorded during the year ended December 31, 2022 and 2021.

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility, consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $1.3 million, $1.5 million and zero for the years ended December 31, 2022, 2021 and 2020, respectively, which was offset against total rent expense.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. No impairment loss was recorded during the year ended December 31, 2022. Sublease income was $2.2 million, $1.1 million and zero for the years ended December 31, 2022, 2021 and 2020, respectively, which was offset against total rent expense.

In May 2022, the Company entered into an agreement to sublease a portion of the second floor of the South San Francisco facility, consisting of approximately 15,000 square feet, to Initial Therapeutics, Inc. The sublease term will commence on July 1, 2022 and continues through June 30, 2024. The base sublease rent rate is $7.80 per rental square foot per month and will increase by 3.5% annually through the expiration of the agreement. Additionally, the subtenant is required to pay approximately 24% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. No impairment loss was recorded during the year ended December 31, 2022. Sublease income was $0.8 million for the year ended December 31, 2022 which was offset against total rent expense.

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

8. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of December 31, 2022 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

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

During the first quarter of 2022, Hercules Capital, Inc. had elected to convert the remaining convertible debt option into equity of the Company’s common stock. This resulted in the conversion of $2.7 million of principal debt into common stock, and reducing the outstanding principal under the first tranche to $20.0 million.

Pursuant to the Loan Amendment, the Company was able to achieve specific milestones related to its clinical trials and raising additional capital. As a result, the Company is able to extend its interest only period and expects to make interest only payments through April 1, 2023. The Company expects to then repay the principal balance and interest in equal monthly installments through August 1, 2024. The interest only period may extend an additional 3 months to June 1, 2023 should the Company meet additional specific milestones related to its clinical trials.

On January 25, 2023, the Company entered into a second amendment to the Loan and Security Agreement with Hercules Capital, Inc. whereby the amortization date was extended from March 1, 2023 to April 1, 2023. Should all three of the interest only milestones be satisfied prior to this date, the interest only period may extend an additional two months to June 1, 2023.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On December 31, 2022, the interest rate on the term loan was 13.60%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At December 31, 2022, the effective interest rate was 19.87%.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s assets, other than intellectual property, as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent financing as defined up to a maximum aggregate amount of $2.0 million. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants, and events of default, including a material adverse change in the Company’s business, payment defaults, breaches of covenants following any applicable cure period, and a material impairment in the perfection or priority of Hercules’ security interest in the collateral. The liquidity covenant beginning July 1, 2021, originally to maintain $15.0 million in unrestricted cash, was subsequently amended on December 15, 2021, requiring the Company to maintain at least $10.0 million in unrestricted cash upon the election to convert $5.0 million of the loan principal into shares of the Company's common stock. Through February 14, 2022, Hercules had elected to convert the full $5.0 million of the loan principal. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The substantial doubt regarding the Company’s ability to continue as a going concern does not constitute a material adverse event under the terms of the Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2022 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of December 31, 2022, the carrying value of the term loan consists of $20.0 million principal outstanding less the debt discount and issuance costs of approximately $1.2 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount, netted within long-term debt, which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the statements of operations and comprehensive loss, was $3.6 million, $3.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Future principal payments for the long-term debt are as follows (in thousands):

December 31, 2022
2023	$10,078
2024	9,922
Total principal payments	20,000
End of term fee due at maturity in 2024	1,563
Total principal and end of term fee payments	21,563
Unamortized discount and debt issuance costs	(1,196)
Present value of remaining debt payments	20,367
Current portion of long-term debt	(9,476)
Long-term debt, net	$10,891

9. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized $0.2 million and $4.8 million of licensing revenue for the years ended December 31, 2022 and 2021, respectively.

10. Equity Financing

On October 19, 2022, the Company effected a reverse stock split of its outstanding share of common stock at a ratio of 1-for-10 pursuant to a Certificate of Amendment to the Company's Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the Nasdaq Global Select Market beginning with the opening of trading on October 20, 2022. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2022 and 2021, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2022 and 2021, there were 14,215,302 and 6,299,158 shares, respectively, of common stock issued and outstanding.

Follow-On Offering

In August 2022, the Company closed an underwritten offering (the “Follow-On Offering”) in which the Company issued and sold an aggregate of 6,428,571 of the Company’s common stock together with warrants (the "Warrants”) to purchase up to 6,428,572 of the Company’s common stock at an offering price of at an aggregate offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. These Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The gross proceeds to the Company were $45.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds of the Follow-On Offering were approximately $41.7 million.

The Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. No warrants have been exercised as of December 31, 2022.

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

In June 2019, the Company also entered into a sales agreement (the “June 2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen acts as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the June 2019 Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 500,226 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million.

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

In July 2020, the Company entered into a second sales agreement (the “July 2020 Sales Agreement”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the year ended December 31, 2021, there were 118,707 shares of the Company’s common stock sold through the Initial ATM Offering Program and 70,746 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $10.4 million, after deducting commissions and other offering expenses of $0.3 million.

In March 2022, the Company filed a Registration Statement on Form S-3 (the “March 2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen") as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities

Act (the "March 2022 ATM Offering Program"). Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the year ended December 31, 2022, there were 786,544 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company received total net proceeds of approximately $9.1 million, after deducting commissions and other offering expenses of $0.3 million. On August 17, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of the Company’s common stock that can be sold by the Company through Cowen under the March 2022 Sales Agreement, from an aggregate offering of up to $50.0 million to an aggregate offering of up to $25.0 million. Following the Amendment, $15.6 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of December 31, 2022.

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the year ended December 31, 2022, there were no shares of the Company's common stock sold pursuant to the October 2022 Sales Agreement.

Equity Purchase Agreement

In September 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 102,040 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 25,244 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of December 31, 2021, the Company had initiated the purchase of an additional 0.3 million shares of the Company’s common stock amounting to $5.3 million in gross proceeds. During the year ended December 31, 2022, the Company initiated purchases of an additional 90,000 shares of the Company’s common stock amounting to $0.9 million in gross proceeds.

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

11. Corporate Restructuring

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring resulted in an elimination of 29 positions, or approximately 50% of the Company’s workforce, in the first nine months of 2022. The Company incurred a one-time employee benefits and severance charge of approximately $1.9 million in operating expenses which was primarily recorded in the first nine months of 2022. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include $1.6 million of severance costs, $0.2 million of employee-related benefits, $0.1 million of payroll taxes and supplemental one-time termination payments. Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options for $1.7 million, are included in operating expenses in the Statement of Operations and Comprehensive Loss. Of the total charge, $1.4 million was recorded to research and development expenses and $0.5 million was recorded to general and administrative expenses during the year ended December 31, 2022. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

12. Stock-Based Compensation

Summary of Equity Incentive Plans

In March 2018, the Company’s board of directors adopted the Company’s 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders in April 2018 and became effective in May 2018. The 2018 Plan initially reserved 428,994 shares for the issuance of stock options as well as any automatic annual increases in the number of shares of common stock reserved for future issuance under the 2018 Plan. Awards granted under the 2018 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2018 Plan.

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of December 31, 2022, there were in aggregate 1,562,202 shares of common stock authorized for issuance under the 2018 Plan.

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

In March 2020, the Company’s board of directors approved the Company’s 2020 Employment Inducement Incentive Plan (“the 2020 Plan”), to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company. The 2020 Plan initially reserved 110,000 shares for the issuance of stock options, and in November 2020, the Company reserved an additional 150,000 shares of common stock for future issuance under the 2020 Plan. Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2020 Plan. As of December 31, 2022, there were in aggregate 246,000 shares of common stock authorized for issuance under the 2020 Plan.

Equity Incentive Plan Activity

The following sections summarize activity under the Company’s equity incentive plans.

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Plan, 2018 Plan and 2020 Plan for the year ended December 31, 2022 is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2021	531,484	866,589	$60.46	7.7	$—
Shares added	332,265	—	—
Granted	(986,279)	926,652	4.19
Exercised	—	—	—
Canceled	191,368	(183,303)	65.37
Balance at December 31, 2022	68,838	1,609,938	$27.51	8.3	$251
Vested and exercisable at December 31, 2022		511,496	$59.91	6.0	$—
Vested and expected to vest at December 31, 2022		1,609,938	$27.51	8.3	$251

The total intrinsic value of options exercised was zero and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average estimated fair value of stock options granted was $3.11 and $35.79 for the years ended December 31, 2022 and 2021, respectively.

The aggregate intrinsic value of options exercisable was zero as of December 31, 2022 and 2021.

In September 2020, the board of directors granted retention stock-based awards to employees covering an aggregate of 320,000 shares of common stock, including options to purchase an aggregate of 25,000 shares of common stock and 295,985 of restricted stock units. The awards are all time-based vesting and vest over three to four years.

During the years ended December 31, 2022 and 2021, there were no shares issued in settlement of stock-based compensation awards accounted for as liability awards.

The following table summarizes the Company’s RSU, RSA and PSU activity for the year ended December 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	199,024	$39.23
Granted	59,627	$8.77
Released	(90,284)	$38.65
Canceled	(22,034)	$35.99
Unvested at December 31, 2022	146,333	$27.66

As of December 31, 2022, the total stock-based compensation cost related to options, RSAs, RSUs and PSUs granted but not yet amortized was $12.3 million and will be recognized over a weighted-average period of approximately 2.9 years. The total grant date fair value of RSUs and RSAs vested during the years ended December 31, 2022 and 2021 was approximately $0.6 million and $3.1 million, respectively.

In March 2020, the board of directors granted the Company’s newly hired Chief Executive Officer stock-based awards covering an aggregate of 110,000 shares of common stock, including options to purchase an aggregate of 80,000 shares of common stock, 12,000 RSUs, 15,000 PSUs, and 3,000 RSAs that immediately vested on the grant date. The stock-based awards were granted pursuant to the 2020 Employment Inducement Incentive Plan, which was approved by the board of directors in March 2020 to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company.

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

Valuation of Stock Options

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP awards. The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2022	2021	2020
Expected term of options (in years)	5.55	6.0	6.1
Expected stock price volatility	86.22%-93.17%	85.7%-88.5%	92.6%-107.9%
Risk-free interest rate	2.41%-4.01%	1.08%-1.35%	0.29%-0.52%
Expected dividend yield	—	—	—

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

In June 2021, the board of directors modified 3,336 performance and market contingent stock options with vesting conditions that required the combination of a liquidity event, change of control or IPO with a market condition at prescribed levels. The modification removed the performance condition and adjusted the market conditions to a date on which the Company attains a valuation of at least one billion dollars measured by the volume-weighted average per share closing trading price of the Company’s common stock over a trailing 30-day period. The fair value of the options on the modification date of $102,000 will be amortized to expense over the implied service periods of 1.85 years.

As of December 31, 2022, there were 3,336 market contingent stock option awards outstanding with a total fair value of $0.1 million.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s board of directors adopted the Company’s 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP was approved by the Company’s stockholders in April 2018 and became effective on May 2, 2018. The 2018 ESPP reserved 53,624 shares of common stock for issuance pursuant to future awards, as well as any automatic increases in the number of shares of the Company’s common stock reserved for future issuance under this plan.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees, including shares sold through the issuance of non-recourse promissory notes which are considered to be options for accounting purposes, and costs associated with the 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$3,526	$4,809	$6,563
General and administrative	5,853	6,744	7,250
Total	$9,379	$11,553	$13,813

There was no expense related to awards accounted for as liability awards included in stock-based compensation for the years ended December 31, 2022 and 2021. Stock-based compensation for the year ended December 31, 2020 included $0.1 million of expense related to awards accounted for as liability awards.

During the years ended December 31, 2022, 2021 and 2020, stock-based compensation expense recognized related to nonemployee options was $0.2 million, $0.4 million and $0.3 million, respectively.
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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(59,927)	$(60,725)	$(93,844)
Denominator:
Weighted average number of shares outstanding—basic and diluted	9,494,421	5,581,587	5,086,489
Net loss per share—basic and diluted	$(6.31)	$(10.88)	$(18.45)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31,
	2022	2021	2020
Options to purchase common stock	1,609,938	866,696	754,047
Outstanding warrants to purchase common stock	6,428,572	—	—
Early exercised common stock subject to future vesting	3,336	3,336	6,674
RSUs	146,333	199,094	283,208
PSUs	—	—	15,000
Shares subject to the 2018 ESPP	65,939	14,774	11,138
Total	8,254,118	1,083,900	1,070,067

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 5, “License Revenue, Agreements and Strategic Investment,” to the Company’s financial statements for additional information.

14. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the years ended December 31, 2022, 2021 and 2020, the Company recorded matching contributions of $0.4 million, $0.5 million and $0.6 million, respectively.

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

The effective tax rate for the years ended December 31, 2022, 2021 and 2020 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year ended December 31,
	2022	2021	2020
Taxes at the U.S. statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	6.8	4.4	—
Other	(0.6)	(0.4)	1.8
Stock-based compensation	(4.9)	(1.6)	(1.6)
Research and development tax credits	2.2	3.2	2.2
Rate change	3.5	3.8	0.1
ASC 740-10	(5.6)	(4.2)	—
Change in valuation allowance	(22.4)	(26.2)	(23.5)
Total provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$73,322	$68,216
Research and development tax credits	8,646	7,356
Stock-based compensation	4,589	5,232
Accruals and other	587	837
Intangibles	5,329	3,581
Section 174 capitalization research expenses	6,624	—
Charitable contributions	12	266
Operating lease liabilities	6,908	7,608
Total deferred tax assets	106,017	93,096
Deferred tax liabilities:
Operating lease right-of-use assets	(4,371)	(4,698)
Fixed assets	(1,299)	(1,500)
Total deferred tax liabilities	(5,670)	(6,198)
Valuation allowance	(100,347)	(86,898)
Net deferred tax assets	$—	$—

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

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.4 million and $15.9 million during the years ended December 31, 2022 and 2021, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$284,490	Do Not Expire
Net operating losses, federal (pre January 1, 2018)	64,136	2029 - 2037
Net operating losses, state	141,720	2034 - 2042
Research and development tax credits, federal	8,047	2034 - 2042
Research and development tax credits, California	6,747	Indefinite

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. In August 2022, the Company's Offering may have resulted in an ownership change, which could substantially restrict the ability to utilize existing net operating losses, credits and other attribute carryforwards as well. The Company is still analyzing the impact of the Offering relative to Internal Revenue Code Sections 382 and 383.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Gross unrecognized tax benefits at January 1	$13,221	$7,142	$9,762
Additions for tax positions taken in the current year	4,395	3,457	255
Reductions for tax positions taken in the prior year	(11)	2,622	(2,875)
Gross unrecognized tax benefits at December 31	$17,605	$13,221	$7,142

If recognized, none of the unrecognized tax benefits as of December 31, 2022 and 2021 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2022 and 2021, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and Arizona, California, Colorado, Delaware, Florida, Massachusetts and Rhode Island. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2022, based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting

Management determined that, as of December 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	10-19-22
3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	3.2	5-7-18
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	10-Q	4.2	11-8-22
4.3	Form of Warrant.	8-K	4.1	8-22-22
4.4	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4.3	4-5-18
4.5	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		`		X
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Amended and Restated Non-Employee Director Compensation Program (Effective January 1, 2019)	10-K	10.6	3-6-19
10.7#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.8#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	S-1	10.11	4-5-18
10.9+	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.14	3-23-21

10.10+	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.15	3-23-21
10.11†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18
10.12+	Amendment to APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd.	10-K	10.17	3-23-21
10.13+	Amendment to Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.18	3-23-21
10.14(a)+	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(a)	3-23-21
10.14(b)+	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(b)	3-23-21
10.14(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.14(d)+	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(d)	3-23-21
10.14(e)+	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(e)	3-23-21
10.14(f)+	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(f)	3-23-21
10.14(g)+	Amendment No. 5 to Exclusive License Agreement, dated as of October 17, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(g)	3-23-21
10.15+	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.	10-K	10.20	3-23-21
10.16††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	10-K	10.22	3-6-19
10.17	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	10.23	3-6-19
10.18††††	First Amendment to Compound License Agreement for APG1197, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	11-25-19
10.19†††	Second Amendment to APG1252 License Agreement, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.25	3-11-20
10.20††††	Second Amendment to Compound Library and Option Agreement, dated as of January 8, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.26	3-11-20

10.21#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	10-K	10.27	3-11-20
10.22#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	10-K	10.29	3-11-20
10.23#	Employment Agreement, dated March 30, 2020, by and between Unity Biotechnology, Inc. and Anirvan Ghosh.	8-K	10.1	3-30-20
10.24#	Amended and Restated Non-Employee Director Compensation Program (effective as of March 30, 2020)	10-Q	10.2	5-7-20
10.25†††	Third Amendment to Compound License Agreement for APG-1197, dated June 29, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	7-1-20
10.26#	Employment Agreement, dated August 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.2	11-4-20
10.27#	Amendment to Employment Agreement, dated September 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.3	11-4-20
10.28†††	Loan and Security Agreement, dated August 3, 2020, between Unity Biotechnology, Inc. and Hercules Capital. Inc.	8-K	10.1	8-4-20
10.29	Amendment No. 1 to Loan and Security Agreement, dated December 15, 2021, by and between the Company and Hercules Capital, Inc.	8-K	10.1	12-15-21
10.30	Purchase Agreement, dated September 29, 2021, by and between the Unity Biotechnology, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	9-29-21
10.31	Registration Rights Agreement, dated September 29, 2021, by and between Unity Biotechnology and Lincoln Park Capital Fund, LLC.	8-K	10.2	9-29-21
10.32	Sales Agreement, dated March 15, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company , LLC.	S-3	1.2	3-15-22
10.33	Amendment No. 1 to Sales Agreement, dated August 17, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	8-K	1.1	8-19-22
10.34	Sales Agreement, dated October 14, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	S-3	1.2	10-14-22
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Unity Biotechnology, Inc.

Date: March 15, 2023	By:	/s/ Anirvan Ghosh
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

Name	Title	Date

/s/ Anirvan Ghosh	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Anirvan Ghosh, Ph.D.

/s/ Lynne Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023
Lynne Sullivan

/s/ Keith R. Leonard Jr.	Chairman	March 15, 2023
Keith R. Leonard Jr.

/s/ Paul L. Berns	Director	March 15, 2023
Paul L. Berns

/s/ Nathaniel E. David	Director	March 15, 2023
Nathaniel E. David, Ph. D.

/s/ Gilmore O’Neill	Director	March 15, 2023
Gilmore O’Neill, M.B.

/s/ Margo Roberts	Director	March 15, 2023
Margo Roberts, Ph.D.

/s/ Michael P. Samar	Director	March 15, 2023
Michael P. Samar

/s/ Camille D. Samuels	Director	March 15, 2023
Camille D. Samuels