Form 10-Q
period 2023-03-31
Unity Biotechnology, Inc.
filed 2023-05-09
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 14,365,038 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	March 31, 2023	December 31, 2022(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,972	$12,736
Short-term marketable securities	60,420	82,059
Prepaid expenses and other current assets	2,989	1,740
Total current assets	86,381	96,535
Property and equipment, net	7,496	7,825
Operating lease right-of-use assets	18,557	19,042
Long-term deposits	896	—
Long-term restricted cash	896	896
Other long-term assets	29	52
Total assets	$114,255	$124,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,470	$1,790
Accrued compensation	1,983	3,020
Accrued and other current liabilities	5,343	5,334
Current portion of long-term debt	13,062	9,476
Total current liabilities	21,858	19,620
Operating lease liability, net of current portion	26,150	26,991
Long-term debt, net	7,619	10,891
Total liabilities	55,627	57,502
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 14,359,214 and 14,215,302 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively(2)	1	1
Additional paid-in capital	529,593	527,049
Accumulated other comprehensive loss	(150)	(251)
Accumulated deficit	(470,816)	(459,951)
Total stockholders’ equity	58,628	66,848
Total liabilities and stockholders’ equity	$114,255	$124,350

(1) The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date.

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

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$5,835	$12,461
General and administrative	4,818	5,806
Total operating expenses	10,653	18,267
Loss from operations	(10,653)	(18,267)
Interest income	855	29
Interest expense	(1,002)	(808)
Other income (expense), net	(65)	131
Net loss	(10,865)	(18,915)
Other comprehensive (loss) gain
Unrealized gain (loss) on marketable debt securities	101	(132)
Comprehensive loss	$(10,764)	$(19,047)
Net loss per share, basic and diluted	$(0.76)	$(2.80)
Weighted-average number of shares used in computing net loss per share, basic and diluted(1)	14,312,887	6,752,855

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

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	14,215,302	$1	$527,049	$(251)	$(459,951)	$66,848
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,270	—	—	2,270
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(10,865)	(10,865)
Balances at March 31, 2023	14,359,214	$1	$529,593	$(150)	$(470,816)	$58,628

	Common Stock(1)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2021	6,299,158	$1	$459,636	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	232,500	—	3,420	—	—	3,420
Issuance of common stock to Lincoln Park Capital Fund	90,000	—	910	—	—	910
Issuance of common stock to Hercules Capital	262,761	—	3,179	—	—	3,179
Vesting of restricted stock units	30,358	—	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	2,660
Unrealized loss on available-for-sale marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(18,915)	(18,915)
Balances at March 31, 2022	6,914,777	$1	$469,805	$(176)	$(418,939)	$50,691

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

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(10,865)	$(18,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	627
Amortization of debt issuance costs	314	322
Debt extinguishment gain upon conversion to equity	—	(199)
Net accretion and amortization of premium and discounts on marketable securities	(433)	131
Stock-based compensation	2,270	2,660
Non-cash rent expense	(270)	(626)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,249)	110
Other long-term assets	23	14
Accounts payable	(320)	1,345
Accrued compensation	(1,037)	(1,191)
Accrued liabilities and other current liabilities	(78)	774
Other long-term liabilities	—	(24)
Net cash used in operating activities	(11,316)	(14,972)
Investing activities
Purchase of marketable securities	(5,973)	(17,067)
Maturities of marketable securities	27,251	11,250
Net cash provided by (used in) investing activities	21,278	(5,817)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	274	3,420
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	—	910
Net cash provided by financing activities	274	4,330
Net increase (decrease) in cash, cash equivalents and restricted cash	10,236	(16,459)
Cash, cash equivalents and restricted cash at beginning of the period	13,632	34,351
Cash, cash equivalents and restricted cash at end of the period	$23,868	$17,892
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$680	$518
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$—	$3,178

Cash and cash equivalents	$22,972	$16,446
Restricted cash	896	1,446
Total cash, cash equivalents and restricted cash	$23,868	$17,892

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

Liquidity

The Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $470.8 million and $460.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company had net losses of $10.9 million and $18.9 million for the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $11.3 million and $15.0 million for the three months ended March 31, 2023 and 2022, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 9), the Term Loan Facility (as defined in Note 8), an Equity Purchase Agreement (as defined in Note 9), and the sale of common stock and warrants under a Follow-On Offering (as defined in Note 9) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $83.4 million as of March 31, 2023. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. These conditions raised substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued prior to the implementation of the Company's revised operating plan. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, it needs to raise additional capital to complete pivotal trials and advance our programs. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. In addition, management has implemented a reduction in expenditures including a 29% reduction in force and reduced clinical program spend. The implementation of management’s plan to reduce expenditures has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these Financial Statements are issued. The future viability of the Company is dependent on its ability raise additional capital to finance its operations. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, the fair value of right-of-use assets and lease liabilities, and stock-based compensation. Actual results could differ from such estimates or assumptions.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted ASU 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance, or Topic 832, which requires enhanced disclosures of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted the standard for the annual period beginning January 1, 2023. The employee retention credit received under the CARES Act qualifies as a government assistance program under Topic 832 and resulted in enhanced required disclosures, as described in Note 6.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,910	$18,910	$—	$—
Long-term certificates of deposits	896	—	896	—
Total cash equivalents	19,806	18,910	896	—
Short-term marketable securities:
U.S. and foreign commercial paper	—	—	—	—
U.S. and foreign corporate debt securities	—	—	—	—
U.S. treasuries	8,728	—	8,728	—
U.S. government debt securities	51,692	—	51,692	—
Total short-term marketable securities	60,420	—	60,420	—
Total assets subject to fair value measurements on a recurring basis	$80,226	$18,910	$61,316	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,083	$5,083	$—	$—
Total cash equivalents	5,083	5,083	—	—
Short-term marketable securities:
U.S. treasuries	30,758	—	30,758	—
U.S. government debt securities	51,301	—	51,301	—
Total short-term marketable securities	82,059	—	82,059	—
Total assets subject to fair value measurements on a recurring basis	$87,142	$5,083	$82,059	$—

The Company estimates the fair value of its money market funds, certificates of deposits, U.S. and foreign commercial paper, U.S. and foreign corporate debt securities, U.S. treasuries, and U.S. government debt securities by taking into consideration valuations obtained from third-party pricing services. Based upon the Company's intent and ability to hold its certificates of deposit to maturity, such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company's financial instruments.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2023, (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$18,910	$—	$—	$18,910
Total cash equivalents	18,910	—	—	18,910
Short-term marketable securities:
U.S. treasuries	8,734	—	(6)	8,728
U.S. government debt securities	51,836	13	(157)	51,692
Total short-term marketable securities	60,570	13	(163)	60,420
Total	$79,480	$13	$(163)	$79,330

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,083	$—	$—	$5,083
Total cash equivalents	5,083	—	—	5,083
Short-term marketable securities:
U.S. treasuries	30,820	1	(63)	30,758
U.S. government debt securities	51,491	6	(196)	51,301
Total short-term marketable securities	82,311	7	(259)	82,059
Total	$87,394	$7	$(259)	$87,142

At March 31, 2023, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three months ended March 31, 2023 and no allowance for credit loss was recorded at March 31, 2023. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. License Revenue and Agreements

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2023 and December 31, 2022.

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

No license revenue was recognized for the three months ended March 31, 2023 and 2022 related to the Jocasta Agreement. The deferred revenue balance was zero as of March 31, 2023 and December 31, 2022.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. The Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of March 31, 2023. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at March 31, 2023 and 2022. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

Ascentage Commercial Agreements

The Company was a party to three agreements (the "Commercial Agreements") with Ascentage Pharma: (a) a compound library and option agreement executed in February 2016, the Library Agreement, granting the Company the right to research and nominate an active compound from Ascentage’s library of Bcl compounds and subsequently nominate a development candidate from any active compound in order to begin GLP toxicology work for indications outside of oncology, which expired in February 2022; (b) a license agreement executed in February 2016 granting the Company rights to an Ascentage Pharma compound known as APG1252, or the APG1252 License Agreement, which the Company terminated in July 2020 due to the Company’s decision to prioritize the progression of UBX1325; and (c) a second license agreement executed in January 2019 granting the Company world-wide rights to develop and commercialize UBX0601, the active parent molecule of our lead drug candidate UBX1325, outside of Greater China, or the Original Bcl Agreement, for indications outside of oncology.

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products. To date, no royalties were due from the sales of licensed products. The Company issued no shares pursuant to these agreements during the three months ended March 31, 2023.

6. Government Assistance Program

Under the CARES Act, the Company met eligibility criteria and was approved for a $1.5 million refundable employee retention credit. The Company recorded contra-expense to personnel related costs within general and administrative expense of $0.4 million and research and development expense of $1.1 million for the quarter ended March 31, 2023. No such amounts were recorded for the quarter ended March 31, 2022.

The Company had an employee retention credit receivable due from the U.S. Department of Treasury of $1.5 million in other current assets as of March 31, 2023 in the balance sheet. There was no employee retention credit receivable due from the U.S. Department of Treasury as of March 31, 2022.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$930	$1,078
Variable lease cost	203	296
Sublease income	(963)	(1,048)
Total lease cost	$170	$326

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,200	$1,704
Weighted-average remaining lease term (years)
Operating leases	6.8	7.8
Weighted-average discount rate (percentage)
Operating leases	6.0%	6.0%

The following table summarizes the maturities of lease liabilities as of March 31, 2023 (in thousands):

Amount
2023 (remaining 9 months)	$3,610
2024	4,964
2025	5,123
2026	5,287
2027	5,457
Thereafter	11,435
Total future minimum lease payments	35,876
Less: Amount representing interest	(6,540)
Present value of future minimum lease payments	29,336
Less: Current portion of operating lease liability	(3,186)
Noncurrent portion of operating lease liability	$26,150

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. No impairment loss was recorded during the three months ended March 31, 2023 and 2022. Sublease income was $0.6 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, which was offset against total rent expense.

In May 2022, the Company entered into an agreement to sublease a portion of the second floor of the South San Francisco, California facility, consisting of approximately 15,000 square feet, to Initial Therapeutics, Inc. The sublease term will commence on July 1, 2022 and continues through June 30, 2024. The base sublease rent rate is $7.80 per rental square foot per month and will increase by 3.5% annually through the expiration of the agreement. Additionally, the subtenant is required to pay approximately 24% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. No impairment loss was recorded during the three months ended March 31, 2023 and 2022. Sublease income was $0.4 million and zero for the three months ended March 31, 2023 and 2022, respectively, which was offset against total rent expense.

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

8. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of March 31, 2023 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On March 31, 2023, the interest rate on the term loan was 14.10%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At March 31, 2023, the effective interest rate was 20.37%.

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

The Company has determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2023 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of March 31, 2023, the carrying value of the term loan consists of $20.0 million principal outstanding less the debt discount and issuance costs of approximately $0.9 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

Future principal payments for the long-term debt as of March 31, 2023 are as follows (in thousands):

Amount
2023 (for the remaining 9 months)	$10,063
2024	9,937
Total principal payments	20,000
End of term fee due at maturity in 2024	1,563
Total principal and end of term fee payments	21,563
Unamortized discount and debt issuance costs	(882)
Present value of remaining debt payments	20,681
Current portion of long-term debt	(13,062)
Long-term debt, net	$7,619

9. Equity Financing

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

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of March 31, 2023 and December 31, 2022, there were 14,359,214 and 14,215,302 shares, respectively, of common stock issued and outstanding.

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

The Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. No warrants have been exercised as of March 31, 2023.

At-the-Market Offering

In March 2022, the Company filed a Registration Statement on Form S-3 (the “March 2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen") as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "March 2022 ATM Offering Program"). Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. For so long as its public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the "baby shelf" rules. During the three month period ended March 31, 2023, there were 106,781 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company received total net proceeds of approximately $0.4 million, after deducting commissions and other offering expenses which was insignificant. On August 17, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of the Company’s common stock that can be sold by the Company through Cowen under the March 2022 Sales Agreement, from an aggregate offering of up to $50.0 million to an aggregate offering of up to $25.0 million. Following the Amendment, $15.2 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of March 31, 2023.

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the three months ended March 31, 2023, there were no shares of the Company's common stock sold pursuant to the October 2022 Sales Agreement.

Equity Purchase Agreement

In September 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 102,040 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 25,244 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. From the date of the agreement through December 31, 2022, the Company had initiated the purchase of an additional 380,000 shares of the Company’s common stock amounting to $6.2 million in gross proceeds.

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

10. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan, and 2020 Employment Inducement Incentive Plan for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2022	1,609,938	$27.51
Granted	9,000	$4.39
Canceled	(14,980)	$18.92
Balances at March 31, 2023	1,603,958	$27.46

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	146,333	$27.66
Granted	—	$—
Vested	(37,131)	$28.83
Canceled	(750)	$10.60
Unvested at March 31, 2023	108,452	$27.37

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

	Three Months Ended March 31,
	2023	2022
Research and development	$757	$1,004
General and administrative	1,513	1,656
Total	$2,270	$2,660

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(10,865)	$(18,915)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	14,312,887	6,752,855
Net loss per share—basic and diluted	$(0.76)	$(2.80)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	1,603,958	984,677
Outstanding warrants to purchase common stock	6,428,572	—
Early exercised common stock subject to future vesting	3,336	3,336
RSUs	108,452	199,835
Shares subject to 2018 ESPP	65,939	14,501
Total	8,210,257	1,202,349

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

12. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three months ended March 31, 2023 and 2022, the Company recorded matching contributions of $0.1 million and $0.2 million, respectively.

13. Subsequent Events

On May 4, 2023, the Company implemented a reduction in its workforce to align operations with the changes in its corporate strategy to focus on resource optimization to enable the initiation and achievement of key data readouts. The reduction is expected to decrease its headcount by nine employees, or approximately 29% of the Company’s workforce, effective as of May 31, 2023 with three employees departing as of June 30, 2023. The Company will incur a one-time employee benefits and severance charge of approximately $0.8 million in operating expenses in the first half of 2023.

On May 4, 2023, the Company’s Board of Directors approved a stock option repricing for employees and service providers that were not affected by the reduction in its workforce, as well as employees subject to a continuing consulting agreement, as of May 11, 2023, where the exercise price of each outstanding option to purchase shares of the Company's common stock granted under its 2018 Incentive Award Plan had an original exercise price above $6.00, by reducing the exercise price to the closing price for the Company's common stock on May 11, 2023, the effective date of the reduction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022. Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-10 reverse stock split of our common stock that became effective on October 19, 2022, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

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

UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. Patients were followed through 48 weeks post-treatment in a long-term follow-up.

In April 2023, we announced positive 48-week data in our BEHOLD study in 50 patients who participated in the 48-week extension study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in vision lasting for the duration of the study (48 weeks), marked by a gain of +6.2 ETDRS letters from baseline, representing a difference of +5.6 ETDRS letters compared to sham-treated patients. In addition, patients treated with UBX1325 maintained stable CST compared to worsening in sham-treated patients (p=0.1198). Approximately 50% of UBX1325-treated patients did not require any additional injections through 48 weeks, compared to only 22% of patients in the sham arm. Retinal structure, as measured by central subfield thickness (CST), was maintained in UBX1325-treated patients throughout the duration of the study. UBX1325 continued to show a favorable safety and tolerability profile with no evidence of intraocular inflammation. In the second half of 2023, we intend to begin a head-to-head Phase 2b study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

In March 2022, we enrolled our first patient in Phase 2 of the ENVISION study. In September 2022, the study completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients were followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept.

In March 2023, we announced 16-week and 24-week data in Part A of our ENVISION study, in which UBX1325 monotherapy did not achieve non-inferiority through 24 weeks due, in part, to an unexpected 3.5 letter gain at week two in the anti-VEGF control arm. UBX1325 maintained visual acuity in patients with ongoing active disease through 24 weeks with less than one letter mean decrease from baseline (-0.8 ETDRS letters at 24 weeks compared to +3.1 ETDRS letters in the aflibercept control arm). Of UBX1325-treated patients, 52% did not require anti-VEGF treatment through 24 weeks. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis.

The ENVISION study includes a Part B portion of the study to explore the benefit of a second cycle of two doses of UBX1325 treatment 4 weeks apart, administered at Weeks 24 and 28 and the potential benefit of combination treatment with anti-VEGF therapy at Weeks 24 and 32 with all patients followed through Week 48. Data from Part B of the 48-week extension study is expected in the third quarter of 2023.

In February 2022, and again on May 4, 2023, we announced restructuring actions to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. In particular, the May 4, 2023 restructuring seeks to enable the initiation and achievement of key data readouts for a head-to-head Phase 2b study to explore the efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept alone), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. As part of the May 2023 restructuring actions, we are reducing our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees departing as of June 30, 2023. We continue to support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination; however, we have paused to focus resources on our more advanced UBX1325 program.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $10.9 million and $18.9 million for the three months ended March 31, 2023 and 2022, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of March 31, 2023, we had an accumulated deficit of $470.8 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Reverse Stock Split

On October 18, 2022, at a special meeting of stockholders, or the Special Meeting, our stockholders approved a proposal authorizing our board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-6 to 1-for-12 to be determined by the board of directors in its discretion following the Special Meeting and prior to the Company’s annual meeting of stockholders to be held in 2023. On October 19, 2022, our board of directors approved a 1-for-10 reverse stock split of our outstanding common stock. A Certificate of Amendment to the Amended and Restated Certificate of Incorporation effecting the reverse stock split was filed with the Secretary of State of the State of Delaware on October 19, 2022 and the reverse stock split became effective at 5:00 p.m., Eastern Time, on October 19, 2022. At the effective time, every 10 shares of common stock issued and outstanding was automatically reclassified into one new share common stock without any action on the part of the holders. No fractional shares of common stock were issued in the reverse stock split, but in lieu thereof, each holder of common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of common stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The common stock issued pursuant to the reverse stock split remain fully paid and non-assessable. The reverse stock split affected all stockholders of our common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. Unless otherwise noted, all share and per share information included in this Quarterly Report on Form 10-Q has been adjusted to give effect to the reverse stock split.

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

Other Income (Expense), Net

Other expense during the three months ended March 31, 2023 includes the property and other taxes. Other income during the three months ended March 31, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Summary of Operations Data:
Operating expenses:
Research and development	$5,835	$12,461	$(6,626)
General and administrative	4,818	5,806	(988)
Total operating expenses	10,653	18,267	(7,614)
Loss from operations	(10,653)	(18,267)	7,614
Interest income	855	29	826
Interest expense	(1,002)	(808)	(194)
Other income (expense), net	(65)	131	(196)
Net loss	$(10,865)	$(18,915)	$8,050

Research and Development

Research and development expenses decreased by $6.7 million to $5.8 million for the three months ended March 31, 2023 from $12.5 million for the three months ended March 31, 2022. The decrease was primarily due to decreases of $3.9 million in personnel costs due to the Company's reduced headcount and reduction in force, $1.7 million in direct research and development expenses mainly due to the UBX1325 Phase 2 DME study nearing its completion, $0.8 million in facilities-related costs primarily due to allocation to general and administrative expenses of net expenses on East Grand facilities which have been subleased, and $0.3 million in laboratory supplies.

General and Administrative

General and administrative expenses decreased by $1.0 million, to $4.8 million for the three months ended March 31, 2023 from $5.8 million for the three months ended March 31, 2022. The decrease was primarily due to decreases of $1.3 million in personnel-related expenses due to the Company's reduced headcount and reduction in force, partially offset by increases of $0.2 million in professional fees and $0.1 million in facilities-related costs.

Interest Income

For the three months ended March 31, 2023, our interest income was $0.9 million. Interest income was insignificant for the three months ended March 31, 2022. The increase is primarily attributable to higher market yields on our cash equivalents and marketable securities

Interest Expense

Our interest expense was $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, related to the Loan Agreement.

Other Income (Expense), net

Other expense, net, was $0.1 million for the three months ended March 31, 2023 and was primarily due to expenses for property and other taxes. For the three months ended March 31, 2022, other income, net, was $0.1 million and was primarily due to a $0.2 million gain from extinguishment of debt upon conversion to equity which was offset by $0.1 million in property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $10.9 million and $18.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $470.8 million, and we do not expect positive cash flows from operations in the foreseeable future. These conditions raised substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued prior to the implementation of our revised operating plan. To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we need to raise additional capital to complete pivotal trials and advance our programs. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. In addition, we have implemented a reduction in expenditures including a 29% reduction in force and reduced clinical program spend. The implementation of our plan to reduce expenditures has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these Financial Statements are issued. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which is expected to fund key clinical data readouts for UBX1325.

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

Further, based on our public float, as of the date of the filing of this Quarterly Report on Form 10-Q, we are only permitted to utilize a shelf registration statement, including the registration statements under which our ATM Offering Programs are operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs.

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

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million was advanced to us on the date of execution of the Loan Agreement. In August 2022, we met certain clinical and capital raising milestones, which extended the interest only period to March 2023. On January 25, 2023, we entered into a second amendment to the Loan and Security Agreement with Hercules Capital, Inc. whereas the amortization date was extended from March 1, 2023 to April 1, 2023. As such, we will continue to make interest only payments up to the amended amortization date and then we will be required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2022, we had issued 435,497 shares of our common stock reducing our outstanding loan principal balance by $5.0 million and reducing the required cash reserve to $10 million. In addition, the interest only period may extend an additional three months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital by April 1, 2023; however, we did not meet all these criteria such that the amortization date remains April 1, 2023. There have been no material adverse events in connection with the Loan Agreement with Hercules.

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the three months ended March 31, 2023, there were 106,781 shares of our common stock sold pursuant to the March 2022 Sales Agreement and we received total net proceeds of approximately $0.4 million, after deducting commissions and other offering expenses that were insignificant.

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

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the three months ended March 31, 2023.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the results of our ongoing clinical trials of UBX1325;

•
our ability to reduce our operating expenses;
•
the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical studies;
•
potential delays in or an increase in costs associated with our ongoing or planned preclinical studies or clinical trials as a result of pandemics or other public health emergencies;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(11,316)	$(14,972)
Cash provided by (used in) investing activities	21,278	(5,817)
Cash provided by financing activities	274	4,330
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,236	$(16,459)

Operating Activities

Cash used in operating activities of $11.3 million for the three months ended March 31, 2023 consisted primarily of a net loss of $10.9 million, adjusted for net non-cash charges of $2.2 million and changes in net operating assets and liabilities of $2.6 million. Our non-cash charges consisted primarily of $2.3 million in stock-based compensation, $0.3 million in depreciation and amortization, $0.3 million amortization of debt issuance costs, partially offset by $0.4 million in premium and discounts on marketable securities and $0.3 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of increases of $1.2 million in prepaid expenses and other current assets, and decreases of $1.0 million in accrued compensation, $0.3 million in accounts payable, and $0.1 million in accrued liabilities and other current liabilities.

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

Investing Activities

Cash provided by investing activities of $21.3 million for the three months ended March 31, 2023 was related to the maturities of marketable securities of $27.3 million, partially offset by purchases of marketable securities of $6.0 million.

Cash used in investing activities of $5.8 million for the three months ended March 31, 2022 was related to the purchases of marketable securities of $17.1 million, offset by maturities of marketable securities of $11.3 million.

Financing Activities

Cash provided by financing activities of $0.3 million for the three months ended March 31, 2023 was primarily related to $0.3 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program.

Cash provided by financing activities of $4.3 million for the three months ended March 31, 2022 was primarily related to $3.4 million proceeds, net of issuance costs, from the sale of common stock through our ATM Offering Program and $0.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our Loan Agreement, operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 7, “Commitments and Contingencies” and Note 8, “Term Loan Facility” to our financial statements for further information.

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 5, “License Revenue and Agreements” to our financial statements for additional information

Indemnification

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $83.4 million as of March 31, 2023, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of March 31, 2023, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $20.0 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at March 31, 2023 was 20.37%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” and similar expressions or variations. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our financial performance;
•
macroeconomic trends and uncertainty, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors".

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
•
We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, other operations or commercialization efforts.
•
In recent fiscal periods, our financial condition has raised substantial doubt as to our ability to continue as a going concern.

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

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2023 and 2022 was approximately $10.9 million and $18.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $470.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In recent fiscal periods our financial condition has raised substantial doubt as to our ability to continue as a going concern.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which is expected to fund key clinical data readouts for UBX1325. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

In recent fiscal periods, these conditions have raised substantial doubt about our ability to continue as a going concern. For example, our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2022 an explanatory paragraph that there was substantial doubt as to our ability to continue as a going concern. The reaction of investors to the inclusion of a going concern statement by our auditors may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, we will need to raise additional funds. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Failure to raise additional financing may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2023, we had capital resources consisting of cash, cash equivalents, and marketable securities of $83.4 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. We continue to support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination; however, we have paused to focus resources on our more advanced UBX1325 program.

Further, in May 2023, we announced a reduction in workforce to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. In particular, this May 2023 restructuring seeks to enable the initiation and achievement of key data readouts for a head-to-head Phase 2b study to explore the efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. We continue to support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination; however, we have paused to focus resources on our more advanced UBX1325 program.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which is expected to fund key clinical data readouts for UBX1325.

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

We currently have shelf registration statements effective and existing ATM Offering Programs, however, our ability to raise capital under these registration statements and through these ATM Offering Programs may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Quarterly Report on Form 10-Q, we are only permitted to utilize a shelf registration statement, including the registration statements under which our ATM Offering Programs are operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022 and April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023. In the second half of 2023, we intend to begin a head-to-head Phase 2b study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

In February 2022, and again on May 4, 2023, we announced restructuring actions to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. In particular, the May 4, 2023 restructuring seeks to enable the initiation and achievement of key data readouts for a head-to-head Phase 2b study to explore the efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept alone), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. As a result, our business is currently dependent on the successful development of UBX1325. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development of UBX1325. If UBX1325 does not demonstrate clinical benefit, we may be required to significantly delay or abandon its development. In the event UBX1325 is not successful in clinical development, we have limited resources and capital with which to develop additional drug candidates and we may be forced to sell or liquidate our business.

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

We cannot be certain that studies or trials for our drug candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. The COVID-19 pandemic or future pandemics or public health emergencies could cause or exacerbate these factors. For example, for our Phase 2 studies for UBX1325 and future studies, clinical sites may be unable to recruit and retain investigators and study staff, screen and enroll patients, patients may be unable to adhere to the study visit schedule, and the completion of the study could be delayed. Clinical studies can be prolonged, delayed or terminated for a variety of reasons, including:

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325, senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of the date of this Quarterly Report on Form 10-Q, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and employees. In February 2022, and again on May 4, 2023, we announced restructuring actions to advance corporate strategy and focus on key ophthalmology programs and, as of May 2023, the UBX1325 program in DME in particular. As a result of the restructuring and other factors, additional unplanned loss of personnel may occur despite our efforts to retain management and employees. Additionally, continued disruption caused by the transition or by the loss of ongoing services of any other members of our management or employees could delay or prevent the successful development of our ongoing programs, initiation or completion of our planned clinical studies or the commercialization of our current drug candidates or any future drug candidates. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry, and we may not be able to adequately address attrition, including unplanned, attrition, and as a result, the timely completion of our clinical trials could be jeopardized. Further, our ability to attract and retain highly qualified management and employees relies in part on our ability to offer competitive compensation and equity packages to such key personnel. We use restricted stock units, or RSUs, and stock options as a key component of compensation for key employees in order to align employee interests with the interests of our stockholder, provide competitive compensation packages, and encourage employee retention. Our stock price volatility or lack of positive performance may cause periods of time during which option exercise prices might be less than the sale price of our common stock or the value of RSUs might be less competitive, which may lessen the retentive attributes of these awards. We are also limited as to the number of equity awards that we may grant under our stock plans, and we are unsure how effective different stock-based awards with different vesting schedules will be to retain key employees. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees.

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

As of March 31, 2023, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 37 issued and allowed U.S. patents and applications and 49 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

On September 29, 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion sell up to $30.0 million shares of our common stock, subject to certain daily limits, applicable prices, and conditions. As of December 31, 2021, we issued and sold 417,286 shares of our common stock under our Purchase Agreement with Lincoln Park amounting to $8.3 million in gross proceeds. In addition, under the Purchase Agreement, we issued 25,244 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

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

In addition, certain state laws govern the privacy and security of personal information, including health-related information. For example, the California Consumer Privacy Act, or the CCPA went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended March 31, 2023.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 4, 2023, our Board of Directors approved and we implemented a reduction in our workforce, or the Plan, to align operations with the changes in our corporate strategy to focus on resource optimization to enable the initiation and achievement of key data readouts for a head-to-head Phase 2b study to explore the efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable the achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. Under the Plan, we are reducing our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023 with three employees departing as of June 30, 2023.

The total cost related to the Plan is estimated to be approximately $797,908, all of which is cash-based expenditures related primarily to personnel expenses such as salaries, one-time severance payments and other benefits. We expect to recognize substantially all of the charges related to the Plan in the second quarter of 2023.

The estimated costs that we expect to incur in connection with the Plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan. The reduction in force may take longer than anticipated and the reduction in force may have an adverse impact on our performance.

Additionally, in order to help retain and incentivize employees and service providers that were not affected by the Plan, as well as employees subject to a continuing consulting agreement, on May 4, 2023, our Board of Directors approved a reduction in the exercise price of each outstanding option to purchase shares of our common stock with an original exercise price above $6.00 granted under our 2018 Incentive Award Plan, or the 2018 Plan, and held by such employees and service providers that were not affected by the Plan as well as employees subject to a continuing consulting agreement as of May 11, 2023, or the Designated Options, to the closing price for our common stock on May 11, 2023, the effective date of the reduction, or the Option Repricing.

The Option Repricing includes options held by, among others, our named executive officers: Chief Executive Officer, Dr. Anirvan Ghosh, with respect to options to purchase 125,665 shares (with original exercise prices ranging from $10.60 to $59.75), Chief Financial Officer, Lynne Sullivan, with respect to options to purchase 56,333 shares (with original exercise prices ranging from $10.60 to $99.60), and former Chief Medical Officer, Dr. Jamie Dananberg, with respect to options to purchase 51,909 shares (with original exercise prices ranging from $10.60 to $170.00. No other terms of the Designated Options were modified, and the Designated Options remain subject to the terms and conditions of the 2018 Plan and the agreements evidencing the Designated Options, will continue to vest according to their original vesting schedules and will retain their original expiration dates. Other than Dr. Ghosh, the members of our board of directors are excluded from the Option Repricing.

After careful consideration of various alternatives, our Board of Directors determined that the Option Repricing, which is permitted under the terms of our 2018 Plan, was in the best interests of our company and our stockholders and provided the most effective tool to help retain and incentivize the holders of the Designated Options while preserving our cash resources. The Option Repricing resets the per share exercise price of the Designated Options so that the exercise prices will more closely reflect the current value of our common stock, which the Board of Directors believes will serve to realign the economic interests of the holders with those of our stockholders more generally and will help ensure the ongoing retention and motivation of the holders through a critical stage for our company.

In connection with the Option Repricing, and for the same reasons applicable to the Option Repricing, the Board of Directors also granted additional supplemental option awards to all employees not affected by the Plan, effective as of May 11, 2023.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

10.1#	Separation Agreement, dated April 27, 2023, by and between Unity Biotechnology, Inc. and Jamie Dananberg.				X

10.2#	Consulting Agreement, dated April 27, 2023, by and between Unity Biotechnology, Inc. and Jamie Dananberg.				X

10.3#	Second Amended and Restated Non-Employee Director Compensation Program.				X

10.4	Amendment No. 2 to Loan and Security Agreement, dated January 25, 2023, by and between the Company and Hercules Capital, Inc.				X

10.5	Amendment No. 2 to Sales Agreement, dated March 17, 2023, by and between Unity Biotechnology, Inc. and Cowen and Company LLC.	8-K	3/17/2023	1.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, has been formatted in Inline XBRL.	X

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

Unity Biotechnology, Inc.

Date: May 9, 2023	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2023	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)