Form 10-Q
period 2023-06-30
Unity Biotechnology, Inc.
filed 2023-08-08
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 14,601,258 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	June 30, 2023	December 31, 2022(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,118	$12,736
Short-term marketable securities	49,974	82,059
Prepaid expenses and other current assets	3,874	1,740
Total current assets	72,966	96,535
Property and equipment, net	7,181	7,825
Operating lease right-of-use assets	18,061	19,042
Long-term marketable securities	1,899	—
Long-term restricted cash	896	896
Other long-term assets	5	52
Total assets	$101,008	$124,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,449	$1,790
Accrued compensation	1,652	3,020
Accrued and other current liabilities	5,417	5,334
Current portion of long-term debt	13,704	9,476
Total current liabilities	22,222	19,620
Operating lease liability, net of current portion	25,297	26,991
Long-term debt, net of current portion	4,082	10,891
Total liabilities	51,601	57,502
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 14,595,477 and 14,215,302 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively(2)	1	1
Additional paid-in capital	532,563	527,049
Accumulated other comprehensive loss	(136)	(251)
Accumulated deficit	(483,021)	(459,951)
Total stockholders’ equity	49,407	66,848
Total liabilities and stockholders’ equity	$101,008	$124,350

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

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Licensing revenue - related party	$—	$236	$—	$236

Operating expenses:
Research and development	6,529	7,553	12,364	20,014
General and administrative	5,433	4,941	10,252	10,747
Total operating expenses	11,962	12,494	22,616	30,761
Loss from operations	(11,962)	(12,258)	(22,616)	(30,525)
Interest income	805	58	1,660	87
Interest expense	(979)	(894)	(1,981)	(1,702)
Other income (expense), net	(69)	(43)	(133)	88
Net loss	(12,205)	(13,137)	(23,070)	(32,052)
Other comprehensive (loss) gain
Unrealized gain (loss) on marketable debt securities	14	(11)	115	(143)
Comprehensive loss	$(12,191)	$(13,148)	$(22,955)	$(32,195)
Net loss per share, basic and diluted	$(0.85)	$(1.90)	$(1.61)	$(4.69)
Weighted-average number of shares used in computing net loss per share, basic and diluted(1)	14,425,775	6,924,782	14,369,643	6,839,293

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

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	14,215,302	$1	$527,049	$(251)	$(459,951)	$66,848
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,270	—	—	2,270
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(10,865)	(10,865)
Balances at March 31, 2023	14,359,214	$1	$529,593	$(150)	$(470,816)	$58,628
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	168,000	—	518	—	—	518
Issuance of common stock under 2018 ESPP	41,497	—	91	—	—	91
Vesting of restricted stock units	26,766	—	—	—	—	—
Stock-based compensation	—	—	2,361	—	—	2,361
Unrealized gain on available-for-sale marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,205)	(12,205)
Balances at June 30, 2023	14,595,477	$1	$532,563	$(136)	$(483,021)	$49,407

	Common Stock(1)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	6,299,158	$1	$459,636	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	232,500	—	3,420	—	—	3,420
Issuance of common stock to Lincoln Park Capital Fund	90,000	—	910	—	—	910
Issuance of common stock to Hercules Capital	262,761	—	3,179	—	—	3,179
Vesting of restricted stock units	30,358	—	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	2,660
Unrealized loss on available-for-sale marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(18,915)	(18,915)
Balances at March 31, 2022	6,914,777	$1	$469,805	$(176)	$(418,939)	$50,691
Issuance of common stock, net of issuance costs, under ATM offering program	—	—	13	—	—	13
Issuance of common stock under 2018 ESPP	18,202	—	125	—	—	125
Vesting of restricted stock units	25,481	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Unrealized loss on available-for-sale marketable securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(13,137)	(13,137)
Balances at June 30, 2022	6,958,460	$1	$472,193	$(187)	$(432,076)	$39,931

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

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(23,070)	$(32,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	1,236
Amortization of debt issuance costs	653	708
Debt extinguishment gain upon conversion to equity	—	(199)
Net accretion and amortization of premium and discounts on marketable securities	(831)	231
Gain on disposal of property and equipment	—	(151)
Stock-based compensation	4,631	4,910
Non-cash rent expense	(540)	(1,263)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,134)	(886)
Other long-term assets	47	29
Accounts payable	(341)	(541)
Accrued compensation	(1,368)	(737)
Accrued liabilities and other current liabilities	(89)	(1,069)
Other long-term liabilities	—	(23)
Net cash used in operating activities	(22,399)	(29,807)
Investing activities
Purchase of marketable securities	(21,868)	(21,526)
Maturities of marketable securities	53,000	33,250
Purchase of property and equipment	—	(11)
Sale of property and equipment	—	163
Net cash provided by investing activities	31,132	11,876
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	792	3,433
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	—	910
Repayment of term loan debt	(3,234)	—
Proceeds from issuance of common stock under 2018 ESPP	91	125
Net cash provided by (used in) financing activities	(2,351)	4,468
Net increase (decrease) in cash, cash equivalents and restricted cash	6,382	(13,463)
Cash, cash equivalents and restricted cash at beginning of the period	13,632	34,351
Cash, cash equivalents and restricted cash at end of the period	$20,014	$20,888
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,362	$1,014
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$—	$3,178

Cash and cash equivalents	$19,118	$19,442
Restricted cash	896	1,446
Total cash, cash equivalents and restricted cash	$20,014	$20,888

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

Liquidity

The Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $483.0 million and $460.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company had net losses of $12.2 million and $13.1 million for the three months ended June 30, 2023 and 2022, respectively, net losses of $23.1 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $22.4 million and $29.8 million for the six months ended June 30, 2023 and 2022, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 10), the Term Loan Facility (as defined in Note 9), an Equity Purchase Agreement (as defined in Note 10), and the sale of common stock and warrants under a Follow-On Offering (as defined in Note 10) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $71.0 million as of June 30, 2023. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. Management effectuated a reduction in expenditures including a 29% reduction in force and reduced clinical program spend related to its Tie2 bispecific program. The future viability of the Company is dependent on its ability raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the accompanying Financial Statements are filed with the Securities and Exchange Commission.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance, or Topic 832, which requires enhanced disclosures of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted the standard for the annual period beginning January 1, 2023. The employee retention credit received under the CARES Act qualifies as a government assistance program under Topic 832 and resulted in enhanced required disclosures, as described in Note 7.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,827	$14,827	$—	$—
Short-term certificates of deposits	905	—	905	—
Total cash equivalents	15,732	14,827	905	—
Short-term marketable securities:
U.S. treasuries	965	—	965	—
U.S. government debt securities	49,009	—	49,009	—
Total short-term marketable securities	49,974	—	49,974	—
Long-term marketable securities:
U.S. treasuries	1,899	—	1,899	—
Total long-term marketable securities	1,899	—	1,899	—
Total assets subject to fair value measurements on a recurring basis	$67,605	$14,827	$52,778	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,083	$5,083	$—	$—
Total cash equivalents	5,083	5,083	—	—
Short-term marketable securities:
U.S. treasuries	30,758	—	30,758	—
U.S. government debt securities	51,301	—	51,301	—
Total short-term marketable securities	82,059	—	82,059	—
Total assets subject to fair value measurements on a recurring basis	$87,142	$5,083	$82,059	$—

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

The Company's available-for-sale investments rely on the pricing services that utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. See Note 4, “Marketable Securities,” for further information regarding the carrying value of the Company's financial instruments.

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2023, (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$14,827	$—	$—	$14,827
Short-term certificates of deposits	$905	—	—	905
Total cash equivalents	15,732	—	—	15,732
Short-term marketable securities:
U.S. treasuries	967	—	(2)	965
U.S. government debt securities	49,125	—	(116)	49,009
Total short-term marketable securities	50,092	—	(118)	49,974
Long-term marketable securities:
U.S. treasuries	1,917	—	(18)	1,899
Total long-term marketable securities	1,917	—	(18)	1,899
Total	$67,741	$—	$(136)	$67,605

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,083	$—	$—	$5,083
Total cash equivalents	5,083	—	—	5,083
Short-term marketable securities:
U.S. treasuries	30,820	1	(63)	30,758
U.S. government debt securities	51,491	6	(196)	51,301
Total short-term marketable securities	82,311	7	(259)	82,059
Total	$87,394	$7	$(259)	$87,142

At June 30, 2023, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three and six months ended June 30, 2023 and no allowance for credit loss was recorded at June 30, 2023. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$58	$378
Prepaid rent expenses	504	—
Prepaid insurance expenses	1,199	710
Tax credit receivable	1,493	—
Interest receivable	250	235
Other prepaid expenses and current assets	370	417
Total prepaid expenses & other current assets	$3,874	$1,740

6. License Revenue and Agreements

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2023 and December 31, 2022.

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

No license revenue was recognized for each of the three and six months ended June 30, 2023, while $0.2 million was recognized for each of the three and six months ended June 30, 2022 related to the Jocasta Agreement. The deferred revenue balance was zero as of June 30, 2023 and December 31, 2022.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. The Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of June 30, 2023. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at June 30, 2023 and 2022. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products. To date, no royalties were due from the sales of licensed products. The Company issued no shares pursuant to these agreements during the six months ended June 30, 2023.

7. Government Assistance Program

Under the CARES Act, the Company met eligibility criteria and was approved for a $1.5 million refundable employee retention credit. The Company recorded no contra-expense to personnel related costs within general and administrative expense and research and development expense for the three months ended June 30, 2023. The Company did record contra-expense to personnel related costs within general and administrative expense of $0.4 million and research and development expense of $1.1 million for the six months ended June 30, 2023. No such amounts were recorded for the three and six months ended June 30, 2022.

The Company had an employee retention credit receivable due from the U.S. Department of Treasury of $1.5 million in other current assets as of June 30, 2023 in the balance sheet. There was no employee retention credit receivable due from the U.S. Department of Treasury as of June 30, 2022.

8. Commitments and Contingencies

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$930	$1,073	$1,860	$2,151
Variable lease cost	140	411	343	707
Sublease income	(965)	(966)	(1,928)	(2,014)
Total lease cost	$105	$518	$275	$844

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,399	$3,416
Weighted-average remaining lease term (years)
Operating leases	6.5	7.4
Weighted-average discount rate (percentage)
Operating leases	6.0%	6.0%

The following table summarizes the maturities of lease liabilities as of June 30, 2023 (in thousands):

Amount
2023 (remaining 6 months)	$2,411
2024	4,964
2025	5,123
2026	5,287
2027	5,457
Thereafter	11,435
Total future minimum lease payments	34,677
Less: Amount representing interest	(6,106)
Present value of future minimum lease payments	28,571
Less: Current portion of operating lease liability	(3,274)
Noncurrent portion of operating lease liability	$25,297

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through August 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. No impairment loss was recorded during the three and six months ended June 30, 2023 and 2022. Sublease income was $0.5 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, which was offset against total rent expense.

In May 2022, the Company entered into an agreement to sublease a portion of the second floor of the South San Francisco, California facility, consisting of approximately 15,000 square feet, to Initial Therapeutics, Inc. The sublease term will commence on July 1, 2022 and continues through June 30, 2024. The base sublease rent rate is $7.80 per rental square foot per month and will increase by 3.5% annually through the expiration of the agreement. Additionally, the subtenant is required to pay approximately 24% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. No impairment loss was recorded during the three and six months ended June 30, 2023 and 2022. Sublease income was $0.4 million and zero for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and zero for the six months ended June 30, 2023 and 2022, respectively, which was offset against total rent expense.

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

9. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $80.0 million (the “Term Loan Facility”), available in four tranches, subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The milestones for the remaining tranches have not yet been reached and as of June 30, 2023 are not expected to be reached as they were dependent, in whole or in part, upon continued advancement in the clinical development of UBX0101 in patients with osteoarthritis of the knee.

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

Pursuant to the Loan Amendment, the Company was able to achieve specific milestones related to its clinical trials and raising additional capital. On January 25, 2023, the Company entered into a second amendment to the Loan and Security Agreement with Hercules Capital, Inc. whereby the amortization date was extended from March 1, 2023 to April 1, 2023. The Company expects to then repay, and has been repaying, the principal balance and interest in equal monthly installments through August 1, 2024.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. On June 30, 2023, the interest rate on the term loan was 14.35%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. At June 30, 2023, the effective interest rate was 20.03%.

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

The Company has determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2023 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

As of June 30, 2023, the carrying value of the term loan consists of $16.8 million principal outstanding less the debt discount and issuance costs of approximately $0.5 million. The End of Term Fee of $1.6 million is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations and comprehensive loss, was $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

Future principal payments for the long-term debt as of June 30, 2023 are as follows (in thousands):

Amount
2023 (for the remaining 6 months)	$6,825
2024	9,941
Total principal payments	16,766
End of term fee due at maturity in 2024	1,563
Total principal and end of term fee payments	18,329
Unamortized discount and debt issuance costs	(543)
Present value of remaining debt payments	17,786
Current portion of long-term debt	(13,704)
Long-term debt, net	$4,082

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

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of June 30, 2023 and December 31, 2022, there were 14,595,477 and 14,215,302 shares, respectively, of common stock issued and outstanding.

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

The Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. No warrants have been exercised as of June 30, 2023.

At-the-Market Offering

In March 2022, the Company filed a Registration Statement on Form S-3 (the “March 2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen") as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "March 2022 ATM Offering Program"). Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. For so long as its public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the "baby shelf" rules. During the six month period ended June 30, 2023, there were 274,781 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company received total net proceeds of approximately $1.0 million, after deducting commissions and other offering expenses which was insignificant. On August 17, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of the Company’s common stock that can be sold by the Company through Cowen under the March 2022 Sales Agreement, from an aggregate offering of up to $50.0 million to an aggregate offering of up to $25.0 million. Following the Amendment, $14.6 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of June 30, 2023. On March 17, 2023, the Company entered into Amendment No. 2 (the "Second Amendment"), accompanied by a prospectus supplement, to the March 2022 Sales Agreement. The Second Amendment added the limitations imposed on the Program by General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) to the Sales Agreement. Pursuant to Instruction I.B.6, in no event will the Company sell ATM Shares through the Program with a value exceeding more than one-third of the Company’s “public float” (the market value of the Company’s outstanding common stock held by non-affiliates) in any twelve-month period so long as the Company’s public float remains below $75.0 million.

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the six months ended June 30, 2023, there were no shares of the Company's common stock sold pursuant to the October 2022 Sales Agreement.

Equity Purchase Agreement

In September 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 102,040 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 25,244 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. From the date of the agreement through December 31, 2022, the Company had initiated the purchase of an additional 380,000 shares of the Company’s common stock amounting to $6.2 million in gross proceeds. The Company has initiated no purchases through the Purchase Agreement for the three and six month period ended June 30, 2023.

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

11. Corporate Restructuring

On May 4, 2023, the Company implemented a reduction in its workforce to align operations with the changes in its corporate strategy to focus on resource optimization to enable the initiation and advancement of key data readouts. The reduction decreased its headcount by nine employees, or approximately 29% of the Company’s workforce, effective as of May 31, 2023 with three employees who departed as of June 30, 2023. The Company recognized the employee benefits and severance charge of approximately $0.6 million in operating expenses in the second quarter of 2023. Restructuring charges primarily consisted of employee termination benefits, which included $0.5 million of severance costs, $0.1 million of employee-related benefits, and a negligible amount of payroll taxes. Charges and other costs related to the restructuring, and non-cash share-based compensation credits related to the forfeiture of stock options were negligible and are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $0.4 million was recorded to research and development expenses and $0.2 million was recorded to general and administrative expenses during the six months ended June 30, 2023.

12. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan (the "2018" Plan), and 2020 Employment Inducement Incentive Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2022	1,609,938	$27.51
Granted	421,000	$2.85
Canceled	(24,394)	$13.63
Balances at June 30, 2023	2,006,544	$13.90

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	146,333	$27.66
Granted	—	$—
Vested	(63,897)	$30.38
Canceled	(3,658)	$4.76
Unvested at June 30, 2023	78,778	$26.49

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$808	$920	$1,565	$1,924
General and administrative	1,553	1,330	3,066	2,986
Total	$2,361	$2,250	$4,631	$4,910

Repricing

On May 4, 2023, and in accordance with the terms of the Company’s 2018 Plans, the Company’s Board of Directors approved a stock option repricing (the “Repricing”) for employees and certain service providers that were not affected by the reduction in its workforce, as well as affected employees and certain service providers entering into or subject to a continuing consulting agreement, as of May 11, 2023. Pursuant to the terms of the Repricing, the exercise price of each outstanding option to purchase shares of the Company's common stock granted under its 2018 Plan that had an original exercise price above $6.00, was reduced to an exercise price of $2.77, the closing price for the Company's common stock on May 11, 2023, the effective date of the Repricing.

On the effective date of the Repricing, 26 employees and certain service providers held 444,273 shares of the Company's common stock under option grants that met the eligibility criteria. Eligible outstanding options continue to remain outstanding in accordance with their current terms and conditions. On the effective date of the Repricing, the Company recognized $0.2 million of additional stock-based compensation from 251,821 shares of its common stock under vested options. The Company anticipates an additional $0.1 million will be expensed over the period from the effective date of the Repricing through 2025 relating to 192,452 shares of the Company's common stock under unvested options.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(12,205)	$(13,137)	$(23,070)	$(32,052)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	14,425,775	6,924,782	14,369,643	6,839,293
Net loss per share—basic and diluted	$(0.85)	$(1.90)	$(1.61)	$(4.69)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	2,006,544	950,291
Outstanding warrants to purchase common stock	6,428,572	—
Early exercised common stock subject to future vesting	3,336	3,336
RSUs	78,778	171,440
Shares subject to 2018 ESPP	31,956	10,330
Total	8,549,186	1,135,397

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

14. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three months ended June 30, 2023 and 2022, the Company recorded matching contributions of $0.1 million and $0.1 million, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 (foselutoclax) in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. Our goal with UBX1325 is to transformationally improve outcomes for patients with DME, nAMD, and diabetic retinopathy, or DR. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in Best Corrected Visual Acuity (BCVA) of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated Phase 2 of the BEHOLD study and dosed our first patient in June 2021. This study is a multi-center, randomized, double-masked, sham- controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 (foselutoclax) in patients with DME evaluated though 24 weeks. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visits have opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse, mean of 61.4 letters at baseline) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints being explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

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

In April 2023, we announced positive 48-week data from this long-term follow-up in our BEHOLD study in 50 patients who participated in the 48-week extension study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in vision lasting for the duration of the study (48 weeks), marked by a gain of +6.2 ETDRS letters from baseline, representing a difference of +5.6 ETDRS letters compared to sham-treated patients. In addition, patients treated with UBX1325 maintained stable CST compared to worsening in sham-treated patients (p=0.1198). Approximately 50% of UBX1325-treated patients did not require any additional injections through 48 weeks, compared to only 22% of patients in the sham arm. Retinal structure, as measured by central subfield thickness (CST), was maintained in UBX1325-treated patients throughout the duration of the study. UBX1325 continued to show a favorable safety and tolerability profile with no evidence of intraocular inflammation. In the second half of 2023, we intend to begin a head-to-head Phase 2b study (the ASPIRE study), a randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

In March 2022, we enrolled our first patient in Phase 2 of the ENVISION study. In September 2022, the study completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients will have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients were followed for approximately 24 weeks after dosing with either UBX1325 (foselutoclax) or aflibercept.

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

In June 2023, we announced the design of our Phase 2b of the ASPIRE clinical trial, which will evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. We expect to begin activating clinical trial sites in the third quarter of 2023 with the first patient dosed shortly thereafter. The ASPIRE study is expected to enroll about 40 subjects, with 16-week data readout is expected in the fourth quarter of 2024 and the 24-week data expected in the first quarter of 2025.

The Phase 2b ASPIRE study is currently planned as a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are expected to be randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We expect to enroll approximately 40 participants with diabetic macular edema who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three doses of 2 mg aflibercept as a “run-in” prior to randomization. The study will enroll approximately 40 participants, with 20 participants per arm, who have plateaued in their anti-VEGF response and are no longer receiving optimal benefit from standard of care treatment. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

In February 2022, and again on May 4, 2023, we announced restructuring actions to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. In particular, the May 4, 2023 restructuring seeks to enable the initiation and advancement of our head-to-head Phase 2b (ASPIRE) study to evaluate the safety and efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept alone), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. As part of the May 2023 restructuring actions, we reduced our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees who departed as of June 30, 2023. We continue to support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination; however, we have focused our resources on our more advanced UBX1325 program.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $12.2 million and $13.1 million for the three months ended June 30, 2023 and 2022, respectively, and $23.1 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of June 30, 2023, we had an accumulated deficit of $483.0 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which will be used to advance UBX1325 (foselutoclax). We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Reverse Stock Split

On October 18, 2022, at a special meeting of stockholders, or the Special Meeting, our stockholders approved a proposal authorizing our board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-6 to 1-for-12 to be determined by the board of directors in its discretion following the Special Meeting and prior to our annual meeting of stockholders to be held in 2023. On October 19, 2022, our board of directors approved a 1-for-10 reverse stock split of our outstanding common stock. A Certificate of Amendment to the Amended and Restated Certificate of Incorporation effecting the reverse stock split was filed with the Secretary of State of the State of Delaware on October 19, 2022 and the reverse stock split became effective at 5:00 p.m., Eastern Time, on October 19, 2022. At the effective time, every 10 shares of common stock issued and outstanding was automatically reclassified into one new share common stock without any action on the part of the holders. No fractional shares of common stock were issued in the reverse stock split, but in lieu thereof, each holder of common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. Proportionate adjustments were made to the exercise prices and the number of shares underlying our outstanding equity awards, as applicable, and warrants exercisable for shares of common stock, as well as to the number of shares issuable under our equity incentive plans and certain existing agreements. The common stock issued pursuant to the reverse stock split remain fully paid and non-assessable. The reverse stock split affected all stockholders of our common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. Unless otherwise noted, all share and per share information included in this Quarterly Report on Form 10-Q has been adjusted to give effect to the reverse stock split.

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

Other Income (Expense), Net

Other expense during the six months ended June 30, 2023 includes property and other taxes partially offset by gains on sale of laboratory equipment. Other income during the six months ended June 30, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Summary of Operations Data:
Licensing revenue - related party	$—	$236	$(236)	$—	$236	$(236)
Operating expenses:
Research and development	6,529	7,553	(1,024)	12,364	20,014	(7,650)
General and administrative	5,433	4,941	492	10,252	10,747	(495)
Total operating expenses	11,962	12,494	(532)	22,616	30,761	(8,145)
Loss from operations	(11,962)	(12,258)	296	(22,616)	(30,525)	7,909
Interest income	805	58	747	1,660	87	1,573
Interest expense	(979)	(894)	(85)	(1,981)	(1,702)	(279)
Other income (expense), net	(69)	(43)	(26)	(133)	88	(221)
Net loss	$(12,205)	$(13,137)	$932	$(23,070)	$(32,052)	$8,982

Research and Development

Research and development expenses decreased by $1.1 million to $6.5 million for the three months ended June 30, 2023 from $7.6 million for the three months ended June 30, 2022. The decrease was primarily due to decreases of $0.4 million in personnel costs due to our reduced headcount related to out reduction in force, and $0.7 million in operating costs due to reduced fixed assets depreciation and reduced office space.

Research and development expenses decreased by $7.6 million to $12.4 million for the six months ended June 30, 2023 from $20.0 million for the six months ended June 30, 2022. The decrease was primarily due to decreases of $4.3 million in personnel costs due to the higher severance and retention expenses paid during the six months ended June 30, 2022, as well as reduced headcount in the six months ended June 30, 2023, $1.6 million in direct research and development expenses mainly due to the UBX1325 DME and AMD studies nearing completion, $1.5 million in operating costs due to sublease income from our facilities, and $0.2 million in laboratory supplies.

General and Administrative

General and administrative expenses increased by $0.5 million, to $5.4 million for the three months ended June 30, 2023 from $4.9 million for the three months ended June 30, 2022. The increase was primarily due to increases of $0.3 million in personnel-related expenses due to increased stock-based compensation from the new May 2023 awards, director refresh awards and option repricing true up expense, and $0.3 million in professional fees and accounting service fees, partially offset by $0.1 million decrease in operating costs mainly from the sublease income of our property.

General and administrative expenses decreased by $0.4 million, to $10.3 million for the six months ended June 30, 2023 from $10.7 million for the six months ended June 30, 2022. The decrease was primarily due to decreases of $1.0 million in personnel-related expenses due to the higher severance and retention expenses paid during the six months ended June 30, 2022, as well as reduced headcount in the six months ended June 30, 2023, and $0.2 million in operating costs due to sublease income from our facilities, partially offset by an increase of $0.6 million in professional fees and external consultants.

Interest Income

For the three and six months ended June 30, 2023, our interest income was $0.8 million and $1.7 million, respectively. Interest income was insignificant for the three and six months ended June 30, 2022. The increase is primarily attributable to higher market yields on our cash equivalents and marketable securities

Interest Expense

Our interest expense was $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, related to the Loan Agreement.

Other Income (Expense), net

Other expense, net, was $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and was primarily due to expenses for property and other taxes partially offset by gains on sale of laboratory equipment in either period. Other expense, net, was insignificant for the three months ended June 30, 2022 while other income, net, was $0.1 million for the six months ended June 30, 2022 resulting mainly from the gain from extinguishment of debt upon conversion to equity.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $12.2 million and $13.1 million for the three months ended June 30, 2023 and 2022, respectively, and $23.1 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $483.0 million, and we do not expect positive cash flows from operations in the foreseeable future. We effectuated a reduction in expenditures including a 29% reduction in force and reduced clinical program spend related to our Tie2 bispecific program. Our future viability is dependent on its ability raise additional capital to finance its operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives. We expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations for a period of at least one year from the date the accompanying Financial Statements are filed with the Securities and Exchange Commission. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which will be used to advance UBX1325.

As a result, we will need to raise additional capital to finance its operations. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the economic uncertainty, liquidity concerns at financial institutions, and potential for local and/or global economic recession. Further, if banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition.

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

In August 2020, we entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) pursuant to a term loan, subject to certain terms and conditions and $25.0 million was advanced to us on the date of execution of the Loan Agreement. In August 2022, we met certain clinical and capital raising milestones, which extended the interest only period to March 2023. On January 25, 2023, we entered into a second amendment to the Loan and Security Agreement with Hercules Capital, Inc. whereas the amortization date was extended from March 1, 2023 to April 1, 2023. As such, we continued to make interest only payments up to the amended amortization date and currently are required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to our Loan and Security Agreement under the terms of which, Hercules (including any of its assignees) has the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under the Loan Amendment, the required cash reserve amount shall be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2022, we had issued 435,497 shares of our common stock reducing our outstanding loan principal balance by $5.0 million and reducing the required cash reserve to $10 million. In addition, the interest only period may extend an additional three months to June 1, 2023 should we meet specific milestones related to our clinical trials and raising additional capital by April 1, 2023; however, we did not meet all these criteria such that the amortization date remains April 1, 2023. There have been no material adverse events in connection with the Loan Agreement with Hercules.

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the six months ended June 30, 2023, there were 274,781 shares of our common stock sold pursuant to the March 2022 Sales Agreement and we received total net proceeds of approximately $1.0 million, after deducting commissions and other offering expenses that were insignificant.

On August 22, 2022, we closed an underwritten offering, or the Follow-On Offering, in which we issued and sold an aggregate of 6,428,571 shares of common stock together with warrants, or the Warrants, to purchase an up to aggregate of 6,428,572 shares of common stock at an aggregate offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. The net proceeds to us were approximately $41.7 million.

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the six months ended June 30, 2023.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. During the first quarter of 2022, we had initiated the purchase of 0.1 million shares of our common stock amounting to $0.9 million in gross proceeds. There were no purchases initiated in the remaining three quarters of 2022. Issuances under the Purchase Agreement were to be made pursuant to our Registration Statement filed in July 2019, which has since expired. We would need to file a new prospectus supplement covering issuances under the Purchase Agreement in order to continue using the facility.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(22,399)	$(29,807)
Cash provided by investing activities	31,132	11,876
Cash provided by (used in) financing activities	(2,351)	4,468
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,382	$(13,463)

Operating Activities

Cash used in operating activities of $22.4 million for the six months ended June 30, 2023 consisted primarily of a net loss of $23.1 million, adjusted for net non-cash charges of $4.6 million and changes in net operating assets and liabilities of $3.9 million. Our non-cash charges consisted primarily of $4.6 million in stock-based compensation, $0.6 million in depreciation and amortization, $0.7 million amortization of debt issuance costs, partially offset by $0.8 million in premium and discounts on marketable securities and $0.5 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of decreases of $2.1 million in prepaid expenses and other current assets, $0.3 million in accounts payable, $1.4 million in accrued compensation and $0.1 million in accrued liabilities and other current liabilities.

Cash used in operating activities of $29.8 million for the six months ended June 30, 2022 consisted primarily of a net loss of $32.1 million, adjusted for net non-cash charges of $5.5 million and changes in net operating assets and liabilities of $3.2 million. Our non-cash charges consisted primarily of $4.9 million in stock-based compensation, $1.2 million in depreciation and amortization, and $0.9 million amortization of debt issuance costs and premium and discounts on marketable securities, partially offset by $1.3 million in non-cash rent expense, $0.2 million in gain from extinguishment of debt upon conversion to equity, and $0.1 million in gain from disposal of property and equipment. The net change in our operating assets and liabilities consisted primarily of decreases of $0.5 million in accounts payable, $0.7 million in accrued compensation and $1.1 million in accrued liabilities and other current liabilities, and $0.9 million in prepaid expenses and other current assets.

Investing Activities

Cash provided by investing activities of $31.1 million for the six months ended June 30, 2023 was related to the maturities of marketable securities of $53.0 million, partially offset by purchases of marketable securities of $21.9 million.

Cash provided by investing activities of $11.9 million for the six months ended June 30, 2022 was related to the purchases of marketable securities of $21.5 million, offset by maturities of marketable securities of $33.2 million and proceeds from sale of property and equipment of $0.2 million.

Financing Activities

Cash used in financing activities of $2.4 million for the six months ended June 30, 2023 was primarily related to the $3.2 million principal repayment of our long-term debt, partially offset by $0.8 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program.

Cash provided by financing activities of $4.4 million for the six months ended June 30, 2022 was primarily related to $3.4 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program, $0.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund and $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our Loan Agreement, operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 8, “Commitments and Contingencies” and Note 9, “Term Loan Facility” to our financial statements for further information.

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 6, “License Revenue and Agreements” to our financial statements for additional information.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $71.0 million as of June 30, 2023, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Interest Rate Risk

As of June 30, 2023, the outstanding principal amount of the term loan under the Hercules Loan Agreement was $16.8 million. The interest payments under our term loan may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loan accrues at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 6.10% and (ii) 9.35%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The effective interest rate at June 30, 2023 was 20.03%. A hypothetical 1% change in interest rates would increase expense by approximately $0.1 million annually and would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
our plans to develop and commercialize UBX1325 (foselutoclax) or any future product candidates;
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

We have had significant operating losses since our inception. Our net loss for the three months ended June 30, 2023 and 2022 was approximately $12.2 million and $13.1 million, respectively, and $23.1 million and $32.1 million, respectively, for the six months ended June 30, 2023 and 2022. As of June 30, 2023, we had an accumulated deficit of $483.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In recent fiscal periods our financial condition has raised substantial doubt as to our ability to continue as a going concern.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which will be used to advance UBX1325 (foselutoclax). We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of June 30, 2023, we had capital resources consisting of cash, cash equivalents, and marketable securities of $71.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

In February 2022, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. Further, in May 2023, we announced a reduction in workforce to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. In particular, this May 2023 restructuring seeks to enable the initiation and advancement of our head-to-head Phase 2b (ASPIRE) study to evaluate the safety and efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept alone), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. We continue to support the Tie2 and Tie2/VEGF bispecific program through advanced candidate nomination; however, we have paused to focus resources on our more advanced UBX1325 program.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2024, which will be used to advance UBX1325.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively impacted by current macroeconomic trends and the COVID-19 pandemic. The financial markets have further been negatively affected by high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. Such impacts may be exacerbated by unforeseen events or public health emergencies. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of these conditions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our current program, UBX1325 (foselutoclax), is a Bcl-xL inhibitor, and is intended to target senescent cells in the eye. While cellular senescence is a naturally occurring biological process, the administration of senolytic medicines to eliminate or cause the elimination or modulation of accumulated senescent cells in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events, or fail to achieve the intended therapeutic purpose entirely. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is based primarily on preclinical data and not human clinical trials. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325 (foselutoclax), in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022 and April 2023, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023. In the second half of 2023, we intend to begin a head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

In February 2022, and again on May 4, 2023, we announced restructuring actions to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. In particular, the May 4, 2023 restructuring seeks to enable the initiation and advancement of our head-to-head Phase 2b (ASPIRE) study to explore the safety and efficacy of UBX1325 in patients with DME as compared to aflibercept, to enable achievement of the 48-week readout of Part B of the ENVISION Phase 2 study in patients with AMD (which will include combination efficacy data of treatment with UBX1325 and aflibercept compared to aflibercept alone), and to optimize resource allocation, and additionally to extend our runway into the fourth quarter of 2024. As a result, our business, including our ability to finance our company and generate any revenue in the future, is currently dependent on the successful development of UBX1325. If UBX1325 does not demonstrate clinical benefit, we may be required to significantly delay or abandon its development. In the event UBX1325 is not successful in clinical development, we have limited resources and capital with which to develop additional drug candidates and we may be forced to sell or liquidate our business.

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
•
adding a sufficient number of clinical study sites; or
•
obtaining sufficient product supply of drug candidate for use in preclinical studies or clinical studies from third-party suppliers some of whom could be adversely impacted by unforeseen events such as pandemics and public health emergencies.

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
•
we or our investigators might have to suspend or terminate clinical studies of our drug candidates for various reasons, including noncompliance with regulatory requirements, a finding that our drug candidates have undesirable side effects or other unexpected characteristics, a finding that the participants are being exposed to unacceptable health risks, or due to unforeseen events such as pandemics and public health emergencies;
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

Public health emergencies such as the COVID-19 pandemic could adversely impact our business, including our clinical trials, and financial condition.

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

As the remaining effects of the COVID-19 pandemic continue, we may experience disruptions that could severely impact our business and clinical trials, including:

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

Lingering effects of the global pandemic of the COVID-19 coronavirus continue to evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the adoption and efficacy of vaccines, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
•
patients’ fear of visiting or traveling to trial sites due to pandemics and public health emergencies;
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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the lingering effects of the COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA and other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325 (foselutoclax), senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of the date of this Quarterly Report on Form 10-Q, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), bispecific antibodies (faricimab), intravitreal steroid (dexamethasone), high-dose Eylea, complement inhibitors (e.g., pegcetacoplan) for the geographic atrophy form of AMD, and pan-retinal photocoagulation by laser. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

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

As of June 30, 2023, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 37 issued and allowed U.S. patents and applications and 50 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the six months ended June 30, 2023.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: August 8, 2023	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2023	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)