Form 10-Q
period 2023-09-30
Unity Biotechnology, Inc.
filed 2023-11-13
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 14,620,671 shares of common stock outstanding.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	September 30, 2023	December 31, 2022(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,876	$12,736
Short-term marketable securities	38,063	82,059
Prepaid expenses and other current assets	3,599	1,740
Total current assets	49,538	96,535
Property and equipment, net	5,314	7,825
Operating lease right-of-use assets	13,522	19,042
Long-term restricted cash	896	896
Other long-term assets	—	52
Total assets	$69,270	$124,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,149	$1,790
Accrued compensation	2,226	3,020
Accrued and other current liabilities	5,258	5,334
Current portion of long-term debt	—	9,476
Total current liabilities	8,633	19,620
Operating lease liability, net of current portion	24,431	26,991
Long-term debt, net of current portion	—	10,891
Total liabilities	33,064	57,502
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 14,614,890 and 14,215,302 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively(2)	1	1
Additional paid-in capital	534,570	527,049
Accumulated other comprehensive loss	(55)	(251)
Accumulated deficit	(498,310)	(459,951)
Total stockholders’ equity	36,206	66,848
Total liabilities and stockholders’ equity	$69,270	$124,350

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

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Licensing revenue - related party	$—	$—	$—	$236

Operating expenses:
Research and development	4,901	8,208	17,266	28,222
General and administrative	4,428	4,922	14,681	15,669
Impairment of long-lived assets	5,602	—	5,602	—
Total operating expenses	14,931	13,130	37,549	43,891
Loss from operations	(14,931)	(13,130)	(37,549)	(43,655)
Interest income	689	329	2,349	416
Interest expense	(470)	(866)	(2,451)	(2,568)
Other income (expense), net	(577)	(41)	(711)	49
Net loss	(15,289)	(13,708)	(38,362)	(45,758)
Other comprehensive (loss) gain
Unrealized gain (loss) on marketable debt securities	81	(88)	196	(231)
Comprehensive loss	$(15,208)	$(13,796)	$(38,166)	$(45,989)
Net loss per share, basic and diluted	$(1.05)	$(1.36)	$(2.66)	$(5.77)
Weighted-average number of shares used in computing net loss per share, basic and diluted(1)	14,598,218	10,072,077	14,446,672	7,928,729

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

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	14,215,302	$1	$527,049	$(251)	$(459,951)	$66,848
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,270	—	—	2,270
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(10,865)	(10,865)
Balances at March 31, 2023	14,359,214	$1	$529,593	$(150)	$(470,816)	$58,628
Issuance of common stock, net of issuance costs, under ATM offering program	168,000	—	518	—	—	518
Issuance of common stock under 2018 ESPP	41,497	—	91	—	—	91
Vesting of restricted stock units	26,766	—	—	—	—	—
Stock-based compensation	—	—	2,361	—	—	2,361
Unrealized gain on available-for-sale marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,205)	(12,205)
Balances at June 30, 2023	14,595,477	$1	$532,563	$(136)	$(483,021)	$49,407
Fees related to the ATM offering program	—	—	(48)	—	—	(48)
Vesting of restricted stock units	19,413	—	—	—	—	—
Stock-based compensation	—	—	2,055	—	—	2,055
Unrealized gain on available-for-sale marketable securities	—	—	—	81	—	81
Net loss	—	—	—	—	(15,289)	(15,289)
Balances at September 30, 2023	14,614,890	$1	$534,570	$(55)	$(498,310)	$36,206

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	6,299,158	$1	$459,636	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under ATM offering program	232,500	—	3,420	—	—	3,420
Issuance of common stock to Lincoln Park Capital Fund	90,000	—	910	—	—	910
Issuance of common stock to Hercules Capital	262,761	—	3,179	—	—	3,179
Vesting of restricted stock units	30,358	—	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	2,660
Unrealized loss on available-for-sale marketable securities	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(18,915)	(18,915)
Balances at March 31, 2022	6,914,777	$1	$469,805	$(176)	$(418,939)	$50,691
Issuance of common stock, net of issuance costs, under ATM offering program	—	—	13	—	—	13
Issuance of common stock under 2018 ESPP	18,202	—	125	—	—	125
Vesting of restricted stock units	25,481	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Unrealized loss on available-for-sale marketable securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(13,137)	(13,137)
Balances at June 30, 2022	6,958,460	$1	$472,193	$(187)	$(432,076)	$39,931
Issuance of common stock, net of issuance costs, under ATM offering program	633,464	—	8,570	—	—	8,570
Sale of common stock and warrants to purchase common shares under follow-on offering, net of issuance costs	6,428,571	—	41,650	—	—	41,650
Vesting of restricted stock units	15,720	—	—	—	—	—
Stock-based compensation	—	—	2,210	—	—	2,210
Unrealized loss on available-for-sale marketable securities	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(13,708)	(13,708)
Balances at September 30, 2022	14,036,215	$1	$524,623	$(275)	$(445,784)	$78,565

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

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(38,362)	$(45,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	1,771
Amortization of debt issuance costs	705	989
Debt extinguishment loss upon paydown of principal	491	—
Debt extinguishment gain upon conversion to equity	—	(199)
Net accretion and amortization of premium and discounts on marketable securities	(1,199)	155
Gain on disposal of property and equipment	—	(247)
Stock-based compensation	6,686	7,120
Non-cash rent expense	(811)	(1,891)
Impairment of long-lived assets	5,602	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,858)	(1,355)
Other long-term assets	52	15
Accounts payable	(642)	459
Accrued compensation	(793)	(1,067)
Accrued liabilities and other current liabilities	(335)	(632)
Other long-term liabilities	—	(23)
Net cash used in operating activities	(29,513)	(40,663)
Investing activities
Purchase of marketable securities	(28,609)	(86,567)
Maturities of marketable securities	74,000	62,000
Purchase of property and equipment	(11)	(59)
Sale of property and equipment	1	272
Net cash provided by (used in) investing activities	45,381	(24,354)
Financing activities
Payment of debt principal	(20,000)	—
Payment of debt issuance costs	(1,563)	—
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	744	12,003
Proceeds from sale of common stock and warrants under follow-on offering, net of issuance costs	—	41,650
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	—	910
Proceeds from issuance of common stock under 2018 ESPP	91	125
Net cash provided by (used in) financing activities	(20,728)	54,688
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,860)	(10,329)
Cash, cash equivalents and restricted cash at beginning of the period	13,632	34,351
Cash, cash equivalents and restricted cash at end of the period	$8,772	$24,022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,969	$1,577
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$—	$3,179

Cash and cash equivalents	$7,876	$22,576
Restricted cash	896	1,446
Total cash, cash equivalents and restricted cash	$8,772	$24,022

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $498.3 million and $460.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company had net losses of $15.3 million and $13.7 million for the three months ended September 30, 2023 and 2022, respectively, net losses of $38.4 million and $45.8 million for the nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $29.5 million and $40.7 million for the nine months ended September 30, 2023 and 2022, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 10), an Equity Purchase Agreement (as defined in Note 10), and the sale of common stock and warrants under a Follow-On Offering (as defined in Note 10) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $45.9 million as of September 30, 2023. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. During the nine months ended September 30, 2023, management effectuated a reduction in expenditures including a 29% reduction in force and reduced clinical program spend related to its Tie2 bispecific program. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the accompanying unaudited condensed financial statements are filed with the Securities and Exchange Commission.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted ASU 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance, or Topic 832, which requires enhanced disclosures of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted the standard for the annual period beginning January 1, 2023. The employee retention credit received under the CARES Act qualifies as a government assistance program under Topic 832 and resulted in enhanced required disclosures, as described in Note 7, "Government Assistance Program".

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

The Company’s financial assets and liabilities subject to fair value measurements and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,912	$4,912	$—	$—
Total cash equivalents	4,912	4,912	—	—
Short-term marketable securities:
U.S. treasuries	7,736	—	7,736	—
U.S. government debt securities	30,327	—	30,327	—
Total short-term marketable securities	38,063	—	38,063	—
Total assets subject to fair value measurements	$42,975	$4,912	$38,063	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,083	$5,083	$—	$—
Total cash equivalents	5,083	5,083	—	—
Short-term marketable securities:
U.S. treasuries	30,758	—	30,758	—
U.S. government debt securities	51,301	—	51,301	—
Total short-term marketable securities	82,059	—	82,059	—
Total assets subject to fair value measurements	$87,142	$5,083	$82,059	$—

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

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2023, (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$4,912	$—	$—	$4,912
Total cash equivalents	4,912	—	—	4,912
Short-term marketable securities:
U.S. treasuries	7,759	—	(23)	7,736
U.S. government debt securities	30,359	1	(33)	30,327
Total short-term marketable securities	38,118	1	(56)	38,063
Total	$43,030	$1	$(56)	$42,975

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,083	$—	$—	$5,083
Total cash equivalents	5,083	—	—	5,083
Short-term marketable securities:
U.S. treasuries	30,820	1	(63)	30,758
U.S. government debt securities	51,491	6	(196)	51,301
Total short-term marketable securities	82,311	7	(259)	82,059
Total	$87,394	$7	$(259)	$87,142

At September 30, 2023, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three and nine months ended September 30, 2023 and no allowance for credit loss was recorded at September 30, 2023. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 3, “Fair Value Measurements,” for further information regarding the fair value of the Company’s financial instruments.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$328	$378
Prepaid insurance expenses	931	710
Tax credit receivable	1,493	—
Interest receivable	218	235
Other prepaid expenses and current assets	629	417
Total prepaid expenses & other current assets	$3,599	$1,740

6. License Revenue and Agreements

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2023 and December 31, 2022.

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

No license revenue was recognized for each of the three and nine months ended September 30, 2023, while zero and $0.2 million was recognized for the three and nine months ended September 30, 2022, respectively, related to the Jocasta Agreement. The deferred revenue balance was zero as of September 30, 2023 and December 31, 2022.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. The Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of September 30, 2023. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at September 30, 2023 and 2022. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products. To date, no royalties were due from the sales of licensed products. The Company issued no shares pursuant to these agreements during the nine months ended September 30, 2023.

7. Government Assistance Program

Under the CARES Act, the Company met eligibility criteria and was approved for a $1.5 million refundable employee retention credit. The Company recorded no contra-expense to personnel related costs within general and administrative expense and research and development expense for the three months ended September 30, 2023. The Company did record contra-expense to personnel related costs within general and administrative expense of $0.4 million and research and development expense of $1.1 million for the nine months ended September 30, 2023. No such amounts were recorded for the three and nine months ended September 30, 2022.

The Company had an employee retention credit receivable due from the U.S. Department of Treasury of $1.5 million in other current assets as of September 30, 2023 in the balance sheet. There was no employee retention credit receivable due from the U.S. Department of Treasury as of December 31, 2022.

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$930	$1,088	$2,790	$3,239
Variable lease cost	203	407	546	1,114
Sublease income	(976)	(1,391)	(2,904)	(3,405)
Total lease cost	$157	$104	$432	$948

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes supplemental information related to leases (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,599	$5,109
Weighted-average remaining lease term (years)
Operating leases	6.3	7.3
Weighted-average discount rate (percentage)
Operating leases	6.0%	6.0%

The following table summarizes the maturities of lease liabilities as of September 30, 2023 (in thousands):

Amount
2023 (remaining 3 months)	$1,211
2024	4,964
2025	5,123
2026	5,287
2027	5,457
Thereafter	11,435
Total future minimum lease payments	33,477
Less: Amount representing interest	(5,684)
Present value of future minimum lease payments	27,793
Less: Current portion of operating lease liability	(3,362)
Noncurrent portion of operating lease liability	$24,431

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through June 30, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.6 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively, which was offset against total rent expense.

In May 2022, the Company entered into an agreement to sublease a portion of the second floor of the South San Francisco, California facility, consisting of approximately 15,000 square feet, to Initial Therapeutics, Inc. ("Initial Therapeutics"). The original sublease term commenced on July 1, 2022 and continued through June 30, 2024 and further extended through June 30, 2026 upon execution of an amendment as defined below. The base sublease rent rate is $7.80 per rental square foot per month and will increase by 3.5% annually through the expiration of the agreement. Additionally, the subtenant is required to pay approximately 24% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, which was offset against total rent expense.

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term will commence on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space will be subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first takes possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space will be $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.3 million in sublease commissions.

On September 15, 2023, the Company entered into a sub-sublease agreement with GT Biopharma, Inc. to sublease a portion of its first floor at 8000 Marina Boulevard, Brisbane, California, consisting of 4,500 square feet. The sub-sublease term will commence on October 6, 2023 through June 30, 2024. The space will be subleased at a rent rate of $2.00 per rent square feet.

Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets

The Company is subleasing its South San Francisco facility through June 30, 2026, the Company determined an impairment indicator was present. The Company determined all of its long-lived assets represent entity wide asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the entity wide asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. To allocate and recognize the impairment loss, the Company determined the fair value of the Company using the adjusted net asset method under the cost approach. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method using the income approach. Based on this analysis, during the three and nine months ended September 30, 2023, the Company recognized a non-cash impairment charge of $5.6 million, including $4.0 million for the right-of-use assets and $1.6 million for the leasehold improvements. This represents a Level 3 nonrecurring fair value measurement. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

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

9. Term Loan Facility

On August 3, 2020, the Company entered into a Loan and Security Agreement (as amended, restated, supplemented or otherwise modified, the "Hercules Loan Agreement") with Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for the lenders, and certain banks and other financial institutions or entities from time to time parties thereto, for an aggregate principal amount of up to $80.0 million secured term loan facility (the "Hercules Facility") subject to certain terms and conditions. The first tranche of $25.0 million was advanced to the Company on the date the Loan Agreement was executed. The maturity date under the Hercules Loan Agreement was August 1, 2024.

On September 6, 2023, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, the Company paid a total of $15.0 million to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Facility and the Hercules Loan Agreement and related loan documents, in repayment of the Company’s outstanding obligations under the Hercules Facility and the Hercules Loan Agreement and related loan documents, and thereby terminated the Hercules Loan Agreement and the Hercules Facility and related loan documents. Under the terms of the Hercules Loan Agreement, no early termination penalty was payable as a result of such prepayment and termination as of such date. The Company recorded a loss on extinguishment of debt of $0.5 million under "Other Income (Expense), net" in the unaudited condensed financial statements for the three and nine months ended September 30, 2023 related to the write-off of the remaining balance of unamortized debt discount.

Pursuant to the Payoff Letter, the lenders’ commitments to extend further credit to the Company terminated; Hercules released and terminated all liens or security interests granted to secure the obligations under the Hercules Loan Agreement and the Company was unconditionally released from its respective guaranties and obligations under the

Hercules Facility and the Hercules Loan Agreement and related loan documents without further action (other than with respect to customary provisions and agreements that are expressly specified to survive the termination). Hercules returned to the Company, for the benefit of the Company, all of the collateral that it had in its possession.

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

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of September 30, 2023 and December 31, 2022, there were 14,614,890 and 14,215,302 shares, respectively, of common stock issued and outstanding.

Follow-On Offering

In August 2022, the Company closed an underwritten offering (the “Follow-On Offering”) in which the Company issued and sold an aggregate of 6,428,571 of the Company’s common stock together with warrants (the "Existing Warrants”) to purchase up to 6,428,572 of the Company’s common stock at an offering price of at an aggregate offering price of $7.00 per unit. The Existing Warrants have an exercise price of $8.50 per share underlying the Existing Warrant. These Existing Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The gross proceeds to the Company were $45.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds of the Follow-On Offering were approximately $41.7 million.

The Existing Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Existing Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. No warrants have been exercised as of September 30, 2023.

At-the-Market Offering

In March 2022, the Company filed a Registration Statement on Form S-3 (the “March 2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen") as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "March 2022 ATM Offering Program"). Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. For so long as its public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the "baby shelf" rules. During the nine-month period ended September 30, 2023, there were 274,781 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company received total net proceeds of approximately $1.0 million, after deducting commissions and other offering expenses which was insignificant. On August 17, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of the Company’s common stock that can be sold by the Company through Cowen under the March 2022 Sales Agreement, from an aggregate offering of up to $50.0 million to an aggregate offering of up to $25.0 million. Following the Amendment, $14.6 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of September 30, 2023. On March 17, 2023, the Company entered into Amendment No. 2 (the "Second Amendment"), accompanied by a prospectus supplement, to the March 2022 Sales Agreement. The Second Amendment added the limitations imposed on the Program by General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) to the Sales Agreement. Pursuant to Instruction I.B.6, in no event will the Company sell ATM Shares through the Program with a value exceeding more than one-third of the Company’s “public float” (the market value of the Company’s outstanding common stock held by non-affiliates) in any twelve-month period so long as the Company’s public float remains below $75.0 million.

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the nine months ended September 30, 2023, there were no shares of the Company's common stock sold pursuant to the October 2022 Sales Agreement.

Equity Purchase Agreement

In September 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 102,040 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 25,244 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. From the date of the agreement through December 31, 2022, the Company had initiated the purchase of an additional 380,000 shares of the Company’s common stock amounting to $6.2 million in gross proceeds. The Company has initiated no purchases through the Purchase Agreement for the three- and nine-month period ended September 30, 2023.

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

11. Corporate Restructuring

In May 2023, the Company implemented a reduction in its workforce to align operations with the changes in its corporate strategy to focus on resource optimization to enable the initiation and advancement of key data readouts. The reduction decreased its headcount by nine employees, or approximately 29% of the Company’s workforce, effective as of May 31, 2023 with three employees who departed as of June 30, 2023. The Company recognized the employee benefits and severance charge of approximately $0.6 million in operating expenses in the second quarter of 2023. Restructuring charges primarily consisted of employee termination benefits, which included $0.5 million of severance costs, $0.1 million of employee-related benefits, and a negligible amount of payroll taxes. Charges and other costs related to the restructuring, and non-cash share-based compensation credits related to the forfeiture of stock options were negligible and are included in operating expenses in the condensed statements of operations and comprehensive loss. Of the total charge, $0.4 million was recorded to research and development expenses and $0.2 million was recorded to general and administrative expenses during the nine months ended September 30, 2023.

12. Stock-Based Compensation

Stock Options and Restricted Stock Units Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan (the "2018 Plan"), and 2020 Employment Inducement Incentive Plan for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2022	1,609,938	$27.51
Granted	421,600	$2.85
Canceled	(28,155)	$18.14
Balances at September 30, 2023	2,003,383	$13.88

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	146,333	$27.66
Granted	—	$—
Vested	(83,310)	$30.07
Canceled	(3,658)	$4.76
Unvested at September 30, 2023	59,365	$25.65

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$674	$799	$2,239	$2,723
General and administrative	1,381	1,411	4,447	4,397
Total	$2,055	$2,210	$6,686	$7,120

Repricing

On May 4, 2023, and in accordance with the terms of the Company’s 2018 Plan, the Company’s Board of Directors approved a stock option repricing (the “Repricing”) for employees and certain service providers that were not affected by the reduction in its workforce, as well as affected employees and certain service providers entering into or subject to a continuing consulting agreement, as of May 11, 2023. Pursuant to the terms of the Repricing, the exercise price of each outstanding option to purchase shares of the Company's common stock granted under its 2018 Plan that had an original exercise price above $6.00, was reduced to an exercise price of $2.77, the closing price for the Company's common stock on May 11, 2023, the effective date of the Repricing.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(15,289)	$(13,708)	$(38,362)	$(45,758)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	14,598,218	10,072,077	14,446,672	7,928,729
Net loss per share—basic and diluted	$(1.05)	$(1.36)	$(2.66)	$(5.77)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	2,003,383	913,023
Outstanding warrants to purchase common stock	6,428,572	6,428,572
Early exercised common stock subject to future vesting	3,336	3,336
RSUs	59,365	151,801
Shares subject to 2018 ESPP	30,462	9,255
Total	8,525,118	7,505,987

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

14. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the three months ended September 30, 2023 and 2022, the Company recorded matching contributions of $0.1 million and $0.1 million, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

15. Subsequent Events

On November 9, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders (collectively, the “Holders”) of certain of the Company's existing warrants to purchase up to an aggregate of 2,143,000 shares of common stock, which warrants were issued to the Holders on August 22, 2022 (the “Existing Warrants”), having an exercise price of $8.50 per share. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share in consideration of the Company’s agreement to issue new unregistered common stock purchase warrants (the “New Warrants”) to purchase up to an aggregate of 2,143,000 shares of the Company’s common stock (the “New Warrant Shares”). Each New Warrant will have an exercise price equal to $1.92 per share. The New Warrants will be exercisable on or after the initial issue date until the five-year anniversary of such date. The exercise price and number of New Warrant Shares issuable upon exercise of the New Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rata distributions, reorganizations, or similar events affecting the Company’s common stock and the exercise price. The Company expects to receive aggregate gross proceeds of approximately $4.38 million from the exercise of the Existing Warrants by the Holders (the “Exercise”), before deducting placement agent fees and other offering expenses payable by the Company. The Company expects to use the net proceeds from the Exercise for working capital, operating expenses to include clinical trial progression, and general corporate purposes. The closing of the transactions contemplated pursuant to the Inducement Letter is expected to occur on or about November 14, 2023, subject to satisfaction of customary closing conditions.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the transactions summarized above. The Company also agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to 128,580 shares of common stock. The Placement Agent Warrants will have substantially the same terms as the New Warrants, except that the Placement Agent Warrants will have an exercise price equal to $2.5563 per share.

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

In May 2021, we initiated the Phase 2 BEHOLD study of UBX1325 in patients with DME and dosed our first patient in June 2021. This study was a multi-center, randomized, double-masked, sham-controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 (foselutoclax) in patients with DME evaluated though 24 weeks. Patients had the option of rolling over to a 48-week long term extension and a majority of patients who completed their 24-week visits opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse, mean of 61.4 letters at baseline) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints explored in the study included safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean best-corrected visual acuity compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represented a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

In November 2022, we announced positive 24-week data in our BEHOLD study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in BCVA of +6.2 ETDRS letters from baseline and +7.6 ETDRS letters compared to sham treatment (p=0.0084). Inclusive of rescue data, patients treated with UBX1325 had a mean improvement in BCVA of +6.4 ETDRS letters from baseline and +5.2 ETDRS letters compared to sham (p=0.0068). At 24 weeks, patients treated with UBX1325 had a mean change in CST of −5.4 microns from baseline compared to a worsening (increase) of +34.6 microns in sham-treated patients (p=0.1244). The proportion of rescue-free patients at 24 weeks was greater on UBX1325 (59.4%) as compared to sham (37.5%) with fewer total rescues and longer time-to-rescue in UBX1325-treated patients as compared to sham. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. Patients were followed through 48 weeks post-treatment in a long-term follow-up.

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

In June 2023, we announced the design of our Phase 2b of the ASPIRE clinical trial, which will evaluate UBX1325 head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. We have activated clinical trial sites and are currently enrolling patients. In total, the ASPIRE study is expected to enroll about 40 subjects, with 16-week data readout expected in the fourth quarter of 2024 and 24-week data expected in the first quarter of 2025.

The Phase 2b ASPIRE study in DME is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are expected to be randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We expect to enroll approximately 40 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

On age-related macular degeneration (AMD), in March 2022, we enrolled our first patient in the Phase 2 ENVISION study. In September 2022, the study completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients were to have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients were followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept.

In March 2023, we announced 16-week and 24-week data in Part A of our ENVISION study, in which UBX1325 monotherapy did not achieve non-inferiority through 24 weeks due, in part, to an unexpected 3.5 letter gain at week two in the anti-VEGF control arm. UBX1325 maintained visual acuity in patients with ongoing active disease through 24 weeks with less than one letter mean decrease from baseline (−0.8 ETDRS letters at 24 weeks compared to +3.1 ETDRS letters in the aflibercept control arm). Of UBX1325-treated patients, 52% did not require anti-VEGF treatment through 24 weeks. UBX1325 demonstrated a favorable safety and tolerability profile with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis.

In September 2023, we announced 48-week data in Part B of our ENVISION study, in which UBX1325 demonstrated a favorable safety and tolerability profile in the combination and monotherapy arms with no cases of significant intraocular inflammation, retinal artery occlusion or endophthalmitis. Patients switched from every 8-week aflibercept to a combination of aflibercept and UBX1325 at week 24 maintained vision gains achieved with aflibercept alone through week 48. Patients in a pre-specified subgroup with poor visual acuity at baseline (≤60 ETDRS letters) gained 3.2 ETDRS letters on combination treatment between weeks 24 and 48. In the UBX1325 monotherapy arm, patients maintained visual acuity for the duration of the study, with a mean change of +0.1 ETDRS letters at the 24-week time point and a mean change of −1.5 ETDRS letters at 48 weeks. 40% of UBX1325-treated patients did not need anti-VEGF rescue through 48 weeks and 64% of the patients achieved an anti-VEGF treatment-free period of over 24-weeks. The median time to first anti-VEGF rescue was 32 weeks.

In February 2022, and again on May 4, 2023, we announced restructuring actions to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As part of the May 2023 restructuring actions, we reduced our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees who departed as of June 30, 2023.

On November 9, 2023, we entered into an Inducement Letter with certain Holders of existing warrants to purchase up to an aggregate of 2,143,000 shares of common stock, which warrants were issued to the Holders on August 22, 2022, having an exercise price of $8.50 per share. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share in consideration of the Company’s agreement to issue New Warrants to purchase up to an aggregate of 2,143,000 shares of New Warrant Shares. Each New Warrant will have an exercise price equal to $1.92 per share. The Company expects to receive aggregate gross proceeds of approximately $4.38 million from the Exercise, before deducting placement agent fees and other offering expenses payable by the Company. We also agreed to issue to the Placement Agent Warrants to H.C. Wainwright & Co., LLC. to purchase up to 128,580 shares of common stock with an exercise price equal to $2.5563 per share. We expect to use the net proceeds from the Exercise for working capital, operating expenses to include clinical trial progression, and general corporate purposes. The closing of the transactions contemplated pursuant to the Inducement Letter is expected to occur on or about November 14, 2023, subject to satisfaction of customary closing conditions.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $15.3 million and $13.7 million for the three months ended September 30, 2023 and 2022, respectively, and $38.4 million and $45.8 million for the nine months ended September 30, 2023 and 2022, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of September 30, 2023, we had an accumulated deficit of $498.3 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans and following the cash exercise by certain holders of existing warrants, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325. We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

COVID-19 Update

Although the effects continue to diminish, should there be a resurgence in the COVID-19 pandemic and place significant strains on the providers of healthcare services, including the healthcare institutions, clinical research organizations, or CROs, and Institutional Review Boards under whose auspices we conduct our clinical trials, we are equipped to institute practices similar to those during the pandemic to accommodate limitations. These strains resulted in limits on the initiation of new clinical trials, slowing or halting enrollment in existing trials and restrictions placed upon on-site monitoring activities of clinical trials. Prior to the initiation of our Phase 1 and Phase 2 studies of UBX1325, we amended the clinical study protocols to enable remote data collection for clinical sites that were limited in their ability to conduct study visits in person, for either site or patient safety reasons. We also instituted remote data source verification procedures to limit the extent that on-site monitoring was required.

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

Other Income (Expense), Net

Other expense during the nine months ended September 30, 2023 includes property and other taxes partially offset by gains on sale of laboratory equipment and the debt extinguishment loss associated to the unamortized debt discount. Other income during the nine months ended September 30, 2022 includes the recognized gains resulting from the extinguishment of the derivative related to long term debt.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Summary of Operations Data:
Licensing revenue - related party	$—	$—	$—	$—	$236	$(236)
Operating expenses:
Research and development	4,901	8,208	(3,307)	17,266	28,222	(10,956)
General and administrative	4,428	4,922	(494)	14,681	15,669	(988)
Impairment of long-lived assets	5,602	—	5,602	5,602	—	5,602
Total operating expenses	14,931	13,130	1,801	37,549	43,891	(6,342)
Loss from operations	(14,931)	(13,130)	(1,801)	(37,549)	(43,655)	6,106
Interest income	689	329	360	2,349	416	1,933
Interest expense	(470)	(866)	396	(2,451)	(2,568)	117
Other income (expense), net	(577)	(41)	(536)	(711)	49	(760)
Net loss	$(15,289)	$(13,708)	$(1,581)	$(38,362)	$(45,758)	$7,396

Research and Development

Research and development expenses decreased by $3.3 million to $4.9 million for the three months ended September 30, 2023 from $8.2 million for the three months ended September 30, 2022. The decrease was primarily due to decreases of $1.0 million in personnel costs due to our reduced headcount related to our reduction in force, $2.0 million in direct research and development expenses mainly due to the completion of the Phase 2 BEHOLD study of UBX1325 in patients with DME and the near completion of the Phase 2 ENVISION study of UBX1325 in patients with AMD, and $0.3 million in operating costs due to reduced fixed assets depreciation and reduced office space.

Research and development expenses decreased by $10.9 million to $17.3 million for the nine months ended September 30, 2023 from $28.2 million for the nine months ended September 30, 2022. The decrease was primarily due to decreases of $5.4 million in personnel costs due to lower severance and retention expenses paid as well as reduced headcount in the nine months ended September 30, 2023, $3.6 million in direct research and development expenses mainly due to the completion of the BEHOLD study and near completion of the ENVISION study, $1.7 million in operating costs due to sublease income from our facilities, and $0.3 million in laboratory supplies.

General and Administrative

General and administrative expenses decreased by $0.5 million, to $4.4 million for the three months ended September 30, 2023 from $4.9 million for the three months ended September 30, 2022. The decrease was primarily due to decreases of $0.5 million in personnel-related expenses due to reduced headcount and the higher bonus and severance amounts paid in 2022, and $0.3 million in professional fees and accounting service fees, partially offset by $0.3 million increase in operating costs mainly from the discontinuation of sublease income generated from the former Brisbane property.

General and administrative expenses decreased by $1.0 million, to $14.7 million for the nine months ended September 30, 2023 from $15.7 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $1.6 million in personnel-related expenses due to the higher severance and retention expenses paid during the nine months ended September 30, 2022, as well as reduced headcount in the nine months ended September 30, 2023, partially offset by an increase of $0.6 million in professional fees and external consultants.

Impairment of Long-Lived Assets

As a result of subleasing our South San Francisco facility through June 30, 2026, we determined an impairment indicator was present. During the three and nine months ended September 30, 2023, we recognized a non-cash impairment charge of $5.6 million, which consisted of $4.0 million for the operating lease right-of-use asset and $1.6 million for the related leasehold improvements for our subleased South San Francisco facility.

Interest Income

For the three and nine months ended September 30, 2023, our interest income was $0.7 million and $2.4 million, respectively. For the three and nine months ended September 30, 2022, our interest income was $0.3 million and $0.4 million, respectively. The increase is primarily attributable to higher market yields on our cash equivalents and marketable securities.

Interest Expense

Our interest expense was $0.5 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively, related to the Loan Agreement which was paid off in the three months ended September 30, 2023.

Other Income (Expense), net

Other expense, net, was $0.6 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and was primarily due to the extinguishment loss from unamortized debt discount expenses for property and other taxes partially offset by gains on sale of laboratory equipment in either period. Other expense, net, was insignificant for the three months ended September 30, 2022 while other income, net, was insignificant for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we recognized a $0.2 million gain from extinguishment of debt upon conversion to equity and $0.1 million in net gain from the sale of assets, which was partially offset by $0.2 million in property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $15.3 million and $13.7 million for the three months ended September 30, 2023 and 2022, respectively, and $38.4 million and $45.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $498.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We effectuated a reduction in expenditures including a 29% reduction in force and reduced clinical program spend related to our Tie2 bispecific program. Our future viability is dependent on its ability raise additional capital to finance its operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives. We expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations for a period of at least one year from the date the accompanying Financial Statements are filed with the Securities and Exchange Commission. Based on our current operating plans and following the cash exercise by certain holders of existing warrants, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325.

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

In August 2020, we entered into a Loan and Security Agreement (as amended, restated, supplemented or otherwise modified, the "Hercules Loan Agreement") with Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for the lenders, and certain banks and other financial institutions or entities from time to time parties thereto, for an aggregate principal amount of up to $80.0 million secured term loan facility (the "Hercules Facility") subject to certain terms and conditions. $25.0 million was advanced to us on the date of execution of the Hercules Loan Agreement. In August 2022, we met certain clinical and capital raising milestones, which extended the interest only period to March 2023. On January 25, 2023, we entered into a second amendment to the Hercules Loan Agreement whereas the amortization date was extended from March 1, 2023 to April 1, 2023. As such, we continued to make interest only payments up to the amended amortization date and were required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to the Hercules Loan Agreement under the terms of which, Hercules (including any of its assignees) had the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under this amendment, the required cash reserve amount would be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2022, we had issued 435,497 shares of our common stock reducing our outstanding loan principal balance by $5.0 million and reducing the required cash reserve to $10 million. In addition, the interest-only period could extend an additional three months to June 1, 2023 if specific milestones related to our clinical trials and raising additional capital by April 1, 2023 were met; however, we did not meet all these criteria such that the amortization date remained April 1, 2023. There were no material adverse events in connection with the Hercules Loan Agreement.

On September 6, 2023, we and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the "Payoff Letter"). Pursuant to the Payoff Letter, we paid a total of $15.0 million to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Facility and the Hercules Loan Agreement and related loan documents, in repayment of our outstanding obligations under the Hercules Facility and the Hercules Loan Agreement and related loan documents, and thereby terminated the Hercules Loan Agreement and the Hercules Facility and related loan documents.

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the nine months ended September 30, 2023, there were 274,781 shares of our common stock sold pursuant to the March 2022 Sales Agreement and we received total net proceeds of approximately $1.0 million, after deducting commissions and other offering expenses that were insignificant.

On August 22, 2022, we closed an underwritten offering, or the Follow-On Offering, in which we issued and sold an aggregate of 6,428,571 shares of common stock together with warrants (the "Warrants"), to purchase an up to aggregate of 6,428,572 shares of common stock at an aggregate offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. The net proceeds to us were approximately $41.7 million.

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the nine months ended September 30, 2023.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(29,513)	$(40,663)
Cash provided by (used in) investing activities	45,381	(24,354)
Cash provided by (used in) financing activities	(20,728)	54,688
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,860)	$(10,329)

Operating Activities

Cash used in operating activities of $29.5 million for the nine months ended September 30, 2023 consisted primarily of a net loss of $38.4 million, adjusted for net non-cash charges of $12.4 million and changes in net operating assets and liabilities of $3.6 million. Our non-cash charges consisted primarily of $6.7 million in stock-based compensation, $5.6 million in impairment of long-lived assets, $0.9 million in depreciation and amortization, $0.7 million in amortization of debt issuance costs and $0.5 million in debt extinguishment loss, partially offset by $1.2 million in premium and discounts on marketable securities and $0.8 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of decreases of $1.9 million in prepaid expenses and other current assets, $0.8 million in accrued compensation, $0.6 million in accounts payable and $0.3 million in accrued liabilities and other current liabilities.

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

Investing Activities

Cash provided by investing activities of $45.4 million for the nine months ended September 30, 2023 was related to the maturities of marketable securities of $74.0 million, partially offset by purchases of marketable securities of $28.6 million.

Cash used in investing activities of $24.4 million for the nine months ended September 30, 2022 was related to the purchases of marketable securities of $86.6 million and property and equipment of $0.1 million, partially offset by maturities of marketable securities of $62.0 million and proceeds from sale of property and equipment of $0.3 million.

Financing Activities

Cash used in financing activities of $20.7 million for the nine months ended September 30, 2023 was primarily related to the $20.0 million principal repayment of our long-term debt and $1.6 million of term loan issuance costs, partially offset by $0.8 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program and $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

Cash provided by financing activities of $54.7 million for the nine months ended September 30, 2022 was primarily related to $41.7 million proceeds, net of issuance costs, from the sale of common stock and accompanying warrants in the Follow-On Offering, $12.0 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program and our prior at-the-market ATM offering programs, $0.9 million proceeds, net of issuance costs, from issuance of common stock to Lincoln Park Capital Fund and $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as provided in Note 2 to our condensed financial statements, “Summary of Significant Accounting Policies.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $45.9 million as of September 30, 2023, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the three months ended September 30, 2023 and 2022 was approximately $15.3 million and $13.7 million, respectively, and $38.4 million and $45.8 million, respectively, for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, we had an accumulated deficit of $498.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In recent fiscal periods our financial condition has raised substantial doubt as to our ability to continue as a going concern.

Based on our current operating plans and following the cash exercise by certain holders of existing warrants, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325 (foselutoclax). We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of September 30, 2023, we had capital resources consisting of cash, cash equivalents, and marketable securities of $45.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

In February 2022, and again on May 4, 2023, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As part of the May 2023 restructuring actions, we reduced our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees who departed as of June 30, 2023.

Based on our current operating plans and following the cash exercise by certain holders of existing warrants, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023, and 48-week data in September 2023. We have also begun a head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

In February 2022, and again on May 4, 2023, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As a result, our business, including our ability to finance our company and generate any revenue in the future, is currently dependent on the successful development of UBX1325. If UBX1325 does not demonstrate clinical benefit, we may be required to significantly delay or abandon its development. In the event UBX1325 is not successful in clinical development, we have limited resources and capital with which to develop additional drug candidates and we may be forced to sell or liquidate our business.

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

Although the effects continue to diminish, the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have adjusted our remote and in-person working model based on applicable safety guidelines and the best interest of our employees, and may be required to take additional or different actions that could impact our operations if required by applicable laws or regulations or if we determine them to be in the best interest of our employees.

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

As of September 30, 2023, we own, co-own, or have an exclusive license in certain fields of use to more than 150 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 37 issued and allowed U.S. patents and applications and 50 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.

We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the condensed financial statements required to be included in this Quarterly Report on Form 10-Q. Based on this assessment, we recognized a non-cash long-lived asset impairment charge of $5.6 million during the three months ended September 30, 2023. See Note 8 to our condensed financial statements, “Commitments and Contingencies—Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for additional factors and assumption that can result in impairment charges on our long-lived assets.

It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in an impairment to our long-lived assets, requiring us to record impairment charges, which would adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2023.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	8-K	5/7/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, has been formatted in Inline XBRL.				X

# Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Unity Biotechnology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unity Biotechnology, Inc.

Date: November 13, 2023	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2023	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)