Form 10-K
period 2023-12-31
Unity Biotechnology, Inc.
filed 2024-04-15
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023 was $34,108,688.

The number of shares of Registrant’s Common Stock outstanding as of April 11, 2024 was 16,786,647.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, scheduled to be held on June 21, 2024, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
our ability to maintain compliance with the minimum required closing bid price for continued listing on the Nasdaq Global Select Market;
•
our ability to remediate a material weakness in our internal control over financial reporting;
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
•
We rely on third-party suppliers to manufacture preclinical and clinical supplies of our drug candidates and we intend to continue to rely on third parties to produce such preclinical and clinical supplies as well as commercial supplies of any approved product. The loss of these suppliers, costs and availability of inputs or supplies, supply issues, or the failure of those manufacturers or suppliers to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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
•
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our results of operations and financial condition accurately. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

In February 2022 and in May 2023, we announced restructuring efforts to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325 with all other pipeline programs paused to focus resources on these advanced programs.

Targeting Cellular Senescence and Other Biologies of Aging

We believe that the accumulation of senescent cells is a fundamental mechanism of aging and a driver of many common diseases of aging and beyond. Cellular senescence can also occur independent of age and be triggered by factors such as cellular damage provoked by stressors such as hyperglycemia (elevated glucose), uncontrolled cellular division (such as cancer), irradiation and non-resolving inflammation. Cells that become senescent remain alive and keep residing in a tissue yet are no longer able to properly communicate with neighboring cells and can no longer contribute to tissue function. Senescent cells secrete large quantities of more than 100 proteins, including inflammatory factors, proteases, fibrotic factors, and growth factors, that disturb the tissue micro-environment. This collection of secreted proteins is referred to as the Senescence Associated Secretory Phenotype, or SASP. In addition to its effects on tissue function, the SASP contains factors that induce senescence in neighboring cells, setting off a cascade of events that culminates in the formation of the functionally aged and/or diseased tissue that underlies a variety of age-related diseases.

We are developing senolytic medicines to eliminate senescent cells from organs damaged by old age or damaged by diseases such as diabetes. By removing senescent cells from a sick tissue, we believe we can allow healthy cells to regenerate and potentially repair the affected organs and as well as lower the production of the SASP, which we believe addresses a root cause of age-related diseases. Many existing therapeutics, such as antibodies, target single SASP factors, but fail to remove the cells that continually produce these factors. By stopping the production of the SASP at its source, we believe senolytic medicines could have a more durable impact by slowing, halting, or reversing particular diseases of aging, and shift the treatment paradigm from chronic to intermittent dosing. Less frequent dosing may also improve drug tolerability and patient adherence.

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

Our Pipeline

We are targeting specific biological mechanisms implicated in diseases of aging. Our core therapeutic approach targets cellular senescence, and we are currently advancing senolytic programs primarily in ophthalmologic disorders. In addition, we have other programs based on other biologies of aging to include an agonistic antibody to the Tie2 receptor and a Tie2/VEGF bispecific to treat vascular eye disease.

Ophthalmology Program

UBX1325 is our most advanced lead drug candidate for age-related diseases of the eye, including diabetic macular edema, or DME. UBX1967 is our back-up compound to UBX1325. Each of these drug candidates are potent small molecule inhibitors of Bcl-xL, a member of the Bcl-2 family of apoptosis regulating proteins, and have shown distinct tissue residence time profiles in preclinical studies. UBX1325 and UBX1967 are designed to inhibit the function of proteins that senescent cells rely on for survival. In our preclinical studies, we have demonstrated that targeting Bcl-xL with UBX1325 and UBX1967 preferentially eliminated senescent cells from diseased tissue while sparing cells in healthy tissue.

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 (foselutoclax) in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. Our current goal with UBX1325 is to transformationally improve outcomes for patients with DME. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in Best Corrected Visual Acuity (BCVA) of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated our Phase 2 BEHOLD study of UBX1325 in patients with DME and dosed our first patient in June 2021. This study was a multi-center, randomized, double-masked, sham-controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 (foselutoclax) in patients with DME evaluated though 24 weeks. Patients had the option of rolling over to a 48-week long term extension and a majority of patients who completed their 24-week visits opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse, mean of 61.4 letters at baseline) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints explored in the study included safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. We are currently enrolling patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are expected to be randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We expect to enroll approximately 50 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study. We currently anticipate our 16-week data readout in the fourth quarter of 2024 and our 24-week data readout in the first quarter of 2025.

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

The Tie2/VEGF bispecific has dual functionality on two validated targets for retinal diseases. In addition to direct activation of Tie2, the bispecific candidate is designed to neutralize VEGF-A and VEGF-B. We believe that direct agonism of Tie2 may be superior to antagonism of Ang2 which relies on adequate levels of endogenous Ang1 to activate the Tie2 pathway. We have identified Tie2/VEGF bispecific molecules that have pharmacological activity on Tie2 and VEGF with potencies relevant for clinical benefit. Based on supporting preclinical data, we designated an Advanced Candidate in July 2022. The program is currently paused to focus our development efforts on UBX1325.

UBX2050 is our investigational, fully human anti-Tie2 agonist monoclonal antibody. Tie2 dysregulation is implicated in eye disease as well as other indications. UBX2050 is derived from an asset that was acquired from Achaogen, Inc. in June 2020 through an Asset Purchase Agreement. UBX2050 was selected based on its potential to activate the Tie2 receptor in vitro and has demonstrated encouraging activity in preclinical models of ocular disease. We believe UBX2050 may be an orthogonal approach to restoring barrier function and vascular function and have explored a number of indications for UBX2050. The program is currently paused to focus our development efforts on UBX1325.

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

Our Approach to Slowing, Halting, or Reversing Diseases of Aging

Targeting Cellular Senescence

Cellular senescence is a natural biological state in which a cell permanently halts division or loses its ability to function properly subsequent to some form of unresolvable cellular stress. These cellular stress events result in the activation of the tumor suppressor protein p53, which drives the production of two cell-cycle dependent kinase inhibitors, or CDK inhibitors, p21 and p16. These two molecules are required for the establishment and subsequent maintenance of the senescent cell state. The first CDK inhibitor to be produced is p21, which works through subsequent pathways to block the production of numerous proteins that cells need to divide. The initial p21-driven signal is an acute response to cell damage and eventually decreases. In contrast, p16 permanently locks the cell into a non-dividing state and the production of p16 continues as long as the cell lives. Given that p16 production, in most cases, continues indefinitely and is believed to be produced almost exclusively in senescent cells, it is a widely used marker to identify and quantify senescent cells.

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

Our Programs

Ophthalmology Programs Targeting Cellular Senescence

Unmet Need and Therapeutic Rationale

The majority of significant eye diseases are age-related, with the prevalence of vision-threatening disease increasing significantly over the age of 75. Of the 285 million individuals worldwide living with visual impairment, 65% are over the age of 50. The individual diseases that are associated with these figures include age-related macular degeneration, diabetic macular edema, and diabetic eye diseases, all of which have a high prevalence and significant unmet need in either prevention or therapeutic options. The diseases we are evaluating as initial target indications for local administration of senolytic therapy in the eye include diabetic macular edema and diabetic retinopathy.

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

Diabetic retinopathy is a complex multifactorial disease, characterized by progression through a series of stages of increasing severity. The metabolic abnormalities associated with diabetes incite a variety of inflammatory and metabolic stress-induced events which leads to proliferation of new blood vessels and subsequent bleeding and swelling, which in turn causes scarring and vision loss or may lead to blood vessel occlusion, limiting blood flow and leading to damage to the retinal photoreceptors and nerves supplied by those vessels. The risk of developing diabetic retinopathy and its severity increases with the duration of underlying diabetes. It is also associated with poor glycemic control and the presence of additional coexistent diseases, such as high blood pressure, high cholesterol levels, and impaired kidney function.

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

Evidence suggests that diabetic retinopathy is driven by the accumulation of senescent cells that are a direct result of elevated glucose levels in patients with diabetes. These senescent cells are triggered by local stresses in the retina and their accumulation drives the production of the accompanying ocular SASP factors, VEGF and platelet-derived growth factor, or PDGF. Overproduction of VEGF and IL-6 leads to ocular inflammation and abnormal blood vessel growth, key signatures of diabetic retinopathy. In addition, senescent cells within vascular units of the retina are unable to form proper junctions and thus blood vessels with heavy senescence burden are more prone to leak. Thus, a senolytic approach could target multiple aspects of the underlying causes of diabetic retinopathy and ideally lead to greater therapeutic coverage in a wider range of patients. This elimination of senescent cell accumulation and accompanying SASP factors could limit further disease progression, reduce vessel leakage and inflammation, and prevent vision loss.

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

UBX1325 Clinical Data and Development Plan

In July 2020, we filed an IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 (foselutoclax) in patients with DME, and nAMD. Our current goal with UBX1325 is to transformationally improve outcomes for patients with DME. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in Best Corrected Visual Acuity (BCVA) of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated our Phase 2 BEHOLD study of UBX1325 in patients with DME and dosed our first patient in June 2021. This study was a multi-center, randomized, double-masked, sham- controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 (foselutoclax) in patients with DME evaluated though 24 weeks. Patients have the option of rolling over to a 48-week long term extension and a majority of patients who have completed their 24-week visits have opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints explored in the study include safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. We are currently enrolling patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are expected to be randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We expect to enroll approximately 50 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study. We currently anticipate our 16-week data readout in the fourth quarter of 2024 and our 24-week data readout in the first quarter of 2025.

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

We believe that the investigational Tie2 antibody (UBX2050) may be an orthogonal approach to restoring barrier function and vascular function; however, this program is currently paused to focus our development efforts on UBX1325.

Tie2/VEGF bispecific program

Tie2 is a receptor tyrosine kinase that is implicated in regulating barrier function in blood vessels of the eye, which are affected in several prevalent eye diseases. Tie2 is an important key regulator of the vascular endothelium in the eye and dysregulation of this pathway leads to loss of barrier integrity and healthy vasculature. Preliminary studies suggest that cellular senescence in aging eyes may induce Ang-2 and therefore deactivate Tie2, leading to ocular edema. The Tie2/VEGF bispecific has dual functionality on two validated targets for retinal diseases. In addition to direct activation of Tie2, the bispecific candidate is designed to neutralize VEGF-A and VEGF-B. We believe that direct agonism of Tie2 may be superior to antagonism of Ang2 which relies on adequate levels of endogenous Ang1 to activate the Tie2 pathway. We have identified Tie2/VEGF bispecific molecules that have pharmacological activity on Tie2 and VEGF with potencies relevant for clinical benefit. Based on supporting preclinical data, we designated an Advanced Candidate in July 2022; however, this program is currently paused to focus our development efforts on UBX1325.

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

Our drug candidates are likely to compete against current therapies from a wide range of companies and technologies, including therapies for ophthalmology diseases: current standard of care treatments include anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab); VEGF/Ang2 bispecific antibodies (faricimab); intravitreal steroid (dexamethasone); pan-retinal photocoagulation by laser for both neovascular AMD, DR, and DME; and complement inhibitors (e.g., pegcetacoplan) for the geographic atrophy form of AMD.

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

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of a Tie2 receptor agonist or α-Klotho hormone. As of March 1, 2024, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 34 issued and allowed U.S. patents and applications and 63 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We co-own a patent family encompassing the use of Bcl-2 and Bcl-xL inhibitors generally to treat various age-related eye diseases by targeting senescent cells (which also covers aspects of our neurology programs) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. To date, four U.S. patents and a Canadian, a European, a New Zealand, a Hong Kong, a Mexican, a South Korean, and a South Africa patent have issued in this patent family which are directed to treating age related eye diseases, including age-related macular degeneration. Other patent applications are pending in the United States, Australia, Canada, China, Israel, Japan, and Singapore. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

We also solely own a patent family that specifically claims the composition of matter of UBX1325 and closely related compounds, as well as general methods of use of UBX1325. As of March 1, 2024 we have two issued U.S. patents and one pending U.S. application as well as pending applications, and issued patents in Europe and South Korea, as well as pending applications in Australia, Canada, China, Europe, Japan, and Hong Kong. Future patents issued from this family are expected to expire in 2039, excluding any patent term adjustments and patent term extensions.

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

Neurology Program

We have an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of α-Klotho hormone for the development of human therapeutics to treat cognitive decline. As of March 1, 2024, our patent portfolio includes three issued U.S. patents, an issued patent in Australia, Europe, and Japan, one pending patent application in each of the United States, Australia, Canada, Europe, Hong Kong, and India and two pending patent applications in China. Patents that issue from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions. In December 2021, we announced an exclusive agreement licensing our α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization.

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

We also protect our brand through procurement of trademark rights. As of March 1, 2024, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in the United States, the European Union, or EU, China, and in Japan, as well as other foreign jurisdictions. The mark UNITY® is also registered in the United States and in the EU. In order to supplement protection of our brand, we have also registered several internet domain names.

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

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product; and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into IND, enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration, or FDA, and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products.

As of December 31, 2023, pursuant to the Commercial Agreements, the Company had issued 126,975 shares of common stock to Ascentage Pharma and 29,194 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. The Company had issued no additional shares pursuant to the Commercial Agreements during the year ended December 31, 2023. In May 2021, the Company initiated the BEHOLD study, a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 29,477 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 10,527 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the Statement of Operations and Comprehensive Loss during the year ended December 31, 2021. The Company had previously issued 36,166 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

Additional License Agreements

We are party to additional license agreements that support our senescence-related patent portfolio. These agreements are with an entity affiliated with the Mayo Clinic, or Mayo, and the Buck Institute for Research on Aging, or Buck, and provide us with a worldwide, exclusive, sublicensable license under those counter-parties’ rights to a patent family that is co-owned by Buck, Mayo and us to develop and commercialize licensed products, including for the treatment of senescence-related diseases in therapeutic areas including ophthalmology and neurological diseases.

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

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are Phase 3 studies, but the FDA may accept results from Phase 2 studies if the study design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need, and the results are sufficiently robust.

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

The FDA’s Decision on an NDA or BLA

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical study(ies), and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA could also approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market studies or clinical studies. Such post-market testing may include Phase 4 clinical studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 19 employees, all of whom were full-time. Approximately 37% of our employees hold advanced degrees. In February 2022, and again on May 4, 2023, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As part of the May 2023 restructuring actions, we reduced our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees who departed as of June 30, 2023.

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

Facilities

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased as of June 2021 through July 2024, and approximately 15,000 square feet was subleased as of July 2022 through June 2026 with an additional 17,000 square feet subleased as of September 2023 through June 2026. The majority of our employees work at our corporate headquarters.

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

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended and we therefore file periodic reports, proxy statements and other information with the SEC, relating to our business, financial statements and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as UNITY.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2023 and 2022 was approximately $39.9 million and $44.5 million, respectively. As of December 31, 2023, we had an accumulated deficit of $484.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of December 31, 2023, we had capital resources consisting of cash, cash equivalents, and marketable securities of $43.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

In February 2022, and again on May 4, 2023, we announced restructuring efforts to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As part of the May 2023 restructuring actions, we reduced our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees who departed as of June 30, 2023.

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

To date, we have primarily financed our operations through the sale of equity securities. For example, in March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in May 2022, or the March 2022 Shelf Registration Statement. In March 2022, we also entered into a sales agreement, or the March 2022 Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act, or the March 2022 ATM Offering Program. Further, in October 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, or the October 2022 Shelf Registration Statement and, together with the March 2022 Shelf Registration Statement, the shelf registration statements. In October 2022, we also entered into a sales agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act, or the October 2022 ATM Offering Program, and, together with the March 2022 ATM Offering Program, the ATM Offering Programs.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively affected by high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. Such impacts may be exacerbated by unforeseen events or public health emergencies. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of these conditions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
the level of demand for our products, if approved, which may vary significantly over time; and
•
potential disruption caused by unforeseen events and public health emergencies.

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

Our current program, UBX1325 (foselutoclax), is a Bcl-xL inhibitor, and is intended to target senescent cells in the eye. While cellular senescence is a naturally occurring biological process, the administration of senolytic medicines to eliminate or cause the elimination or modulation of accumulated senescent cells in humans has not been widely tested and may potentially harm healthy tissue or result in unforeseen safety events or fail to achieve the intended therapeutic purpose entirely. We may also ultimately discover that our senolytic molecules do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of tissue, that such molecules will be effective in other tissues. In addition, given the novel nature of this therapeutic approach, designing preclinical and clinical studies to demonstrate the effect of senolytic medicines is complex and exposes us to unforeseen risks. In addition, the scientific evidence to support the feasibility of developing systemic senolytic medicines is based primarily on preclinical data and not human clinical trials. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023, and 48-week data in September 2023. We are actively enrolling a head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

In February 2022, and again on May 4, 2023, we announced restructuring efforts to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As a result, our business, including our ability to finance our company and generate any revenue in the future, is currently dependent on the successful development of UBX1325. If UBX1325 does not demonstrate clinical benefit, we may be required to significantly delay or abandon its development. In the event UBX1325 is not successful in clinical development, we have limited resources and capital with which to develop additional drug candidates and we may be forced to sell or liquidate our business.

The clinical and commercial success of UBX1325, and any other future drug candidates, will depend on a number of factors, including the following:

•
our ability to raise any additional required capital on acceptable terms, or at all;
•
our ability to complete IND-enabling studies and successfully submit an IND or comparable applications in foreign jurisdictions;
•
timely completion of our preclinical studies and clinical studies, which may be significantly slower, or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors, some of whom could be adversely impacted by unforeseen events such as pandemics and public health emergencies;
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

Moreover, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advance a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data is available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Other than our clinical studies of UBX0101 and UBX1325 (foselutoclax), senolytic medicines designed to eliminate or cause the elimination of senescent cells have never been tested in humans. As a result, although UBX1325 has been well tolerated in our Phase 1 and Phase 2 clinical studies with no adversities that would prevent advancement into later stage clinical trials as of the date of this Annual Report on Form 10-K, UBX1325 could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. For instance, in preclinical in vivo animal and ex vivo human tissue studies, our senolytic molecules have exhibited clearance of senescent cells; however, the elimination of accumulated senescent cells may result in unforeseen events, including harming healthy cells or tissues. In addition, the entry by cells into a senescent state is a natural biological process that we believe may have protective effects, such as halting the proliferation of damaged cells. The treatment of tissues with senolytic molecules could interfere with such protective processes.

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

While we have a number of drug discovery programs targeting senescent cells, we do not know whether these will be successful, or whether we will be able to identify novel senolytic mechanisms to continue to build our pipeline. We also cannot provide any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunities may be limited.

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

We have not previously submitted an NDA, or biologics license application, or BLA, to the FDA, or similar approval filings to comparable foreign regulatory authorities. An NDA, BLA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the drug candidate is safe and effective, or that a biological drug candidate is safe, pure and potent for each desired indication. The NDA, BLA or other relevant regulatory submission must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

As of March 1, 2024, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 34 issued and allowed U.S. patents and applications and 63 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know-how, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information, technology or know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information, technology, and know-how. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology, and know-how. These agreements may be breached, and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA, under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical, and biotechnology stocks in particular, have experienced extreme volatility as a result of the economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions that may be unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

An active, liquid and orderly market for our common stock may not be maintained.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under our shelf registration statements or the ATM Offering Programs, or otherwise or by Lincoln Park or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities. The Company would need to file a new prospectus supplement covering issuances under the Lincoln Park facility in order to continue using the facility, however.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our results of operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, evaluating the effectiveness of our internal controls and disclosing any changes or material weaknesses identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In March 2024, we determined that we incorrectly classified certain warrants that were issued to investors in connection with a Follow-On offering of our common stock in August 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of August 2022. The material weakness was due to the inadequate design and implementation of controls to evaluate the accounting for warrant classification between liability and equity.

As a result, we determined that there were material errors in the financial statements that required a restatement of the December 31, 2022 financial statements and for our Forms 10-Q for the quarterly periods ended September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. Those restatements are included in the Annual Report on Form 10-K for the year ended December 31, 2023. This was due to the inadequate design and implementation of controls to evaluate the accounting for warrant classification between liability and equity.

Management is implementing enhanced internal controls to remediate the material weakness. Specifically, we are in the process of expanding and improving our review process for complex security transactions and related accounting standards. We plan to improve this process by specifically incorporating the review of the accounting conclusions for each significant relevant contractual term, by using a robust accounting literature tool, and engaging third-party subject matter experts with relevant experience to determine the appropriate accounting for complex security transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Once we are considered an "accelerated filer" or "larger accelerated filer" under SEC rules, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

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

We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the financial statements required to be included in this Annual Report on Form 10-K. Based on this assessment, we recognized a non-cash long-lived asset impairment charge of $5.6 million during the year ended December 31, 2023. See Note 9, “Commitments and Contingencies - Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for additional factors and assumption that can result in impairment charges on our long-lived assets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our cybersecurity program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Head of Information Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Head of Information Technology and Chief Legal Officer and Head of Operations, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 30 years of leading and managing IT infrastructure and security operations teams for various sized global companies across several different industries.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased as of June 2021 through July 2024 and approximately 15,000 square feet was subleased as of July 2022 through June 2026 with an additional 17,000 square feet subleased as of September 2023 through June 2026. The majority of our employees work at our corporate headquarters.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2024, there were 45 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2023 that were not previously reported in a quarterly report on Form 10-Q or current report on Form 8-K.

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 (foselutoclax) in patients with advanced diabetic macular edema, or DME, and neovascular age-related macular degeneration, or nAMD. Our goal with UBX1325 is to transformationally improve outcomes for patients with DME. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in Best Corrected Visual Acuity (BCVA) of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

In May 2021, we initiated our Phase 2 BEHOLD study of UBX1325 in patients with DME and dosed our first patient in June 2021. This study was a multi-center, randomized, double-masked, sham-controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 (foselutoclax) in patients with DME evaluated though 24 weeks. Patients had the option of rolling over to a 48-week long term extension and a majority of patients who completed their 24-week visits opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (73 ETDRS letters or worse, approximately 20/40 or worse, mean of 61.4 letters at baseline) and residual retinal fluid (≥300 µm of central subfield thickness on optical coherence tomography, mean of approximately 439.6 µm). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints explored in the study included safety and tolerability, changes in BCVA, CST, SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. We are currently enrolling patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are expected to be randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We expect to enroll approximately 50 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study. We currently anticipate our 16-week data readout in the fourth quarter of 2024 and our 24-week data readout in the first quarter of 2025.

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

In February 2022, and again on May 4, 2023, we announced restructuring efforts to align resources to focus on our ongoing clinical programs and deliver on key development milestones. These actions to prioritize our ophthalmology programs, optimize resource allocation, extend our runway, and implement cost saving measures were designed to enable us to achieve multiple key clinical data readouts for UBX1325. As part of the May 2023 restructuring actions, we reduced our headcount by a total of nine employees, or approximately 29%, effective as of May 31, 2023, with three employees who departed as of June 30, 2023.

On November 9, 2023, we entered into an Inducement Offer with certain holders, or Holders of existing warrants, or Existing Warrants, to purchase up to an aggregate of 2,143,000 shares of common stock, which warrants were issued to the Holders on August 22, 2022, having an exercise price of $8.50 per share. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share, or the Exercise, in consideration of our agreement to issue new warrants, or the New Warrants to purchase up to an aggregate of 2,143,000 shares of common stock, or the New Warrant Shares. Each New Warrant has an exercise price equal to $1.92 per share. We received aggregate gross proceeds of approximately $4.4 million from the Exercise, before deducting $0.6 million in placement agent fees and other offering expenses payable by us. We also issued to the placement a, H.C. Wainwright & Co., LLC, warrants to purchase up to 128,580 shares of common stock with an exercise price equal to $2.5563 per share. We expect to use the net proceeds from the Inducement Offer for working capital, operating expenses to include clinical trial progression, and general corporate purposes. The resale of the New Warrant Shares and the shares underlying the warrants issued to the placement agent was registered on a Registration Statement on Form S-3 initially filed on December 6, 2023 pursuant to the terms of the Inducement Offer.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $39.9 million and $44.5 million for the twelve months ended December 31, 2023 and 2022, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of December 31, 2023, we had an accumulated deficit of $484.4 million, and we do not expect positive cash flows from operations in the foreseeable future.

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

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into on August 3, 2020 which was subsequently paid down in September 6, 2023.

Gain or Loss on Warrant Liability

Gain or loss is primarily related to the non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s common stock in August 2022 and the Inducement Offer in November 2023.

Impairment of long-lived assets

Impairment charges relate to the right-of-use asset and related leasehold improvements upon subleasing our office space located in South San Francisco, California.

Other Expense, Net

Other expense, net in 2021 includes the commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund and the debt extinguishment gain from the conversion of debt to equity. Other expense, net during the year ended December 31, 2023 includes the recognized gains resulting from the sale of fixed assets.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Year ended December 31,
	2023	2022 (Restated)	Change
Summary of Operations Data:
Licensing revenue – related party	$—	$236	$(236)
Operating expenses:
Research and development	20,099	36,859	(16,760)
General and administrative	18,966	20,949	(1,983)
Impairment of long-lived assets	5,602	—	5,602
Total operating expenses	44,667	57,808	(13,141)
Loss from operations	(44,667)	(57,572)	12,905
Interest income	2,874	1,220	1,654
Interest expense	(2,452)	(3,558)	1,106
Gain (loss) on warrant liability	6,215	16,843	(10,628)
Other expense, net	(1,830)	(1,402)	(428)
Net loss	$(39,860)	$(44,469)	$4,609

Licensing Revenue – Related Party

In December 2021, we entered into a licensing agreement with Jocasta Neuroscience, Inc. (“Jocasta”) pursuant to which we exclusively licensed all of our rights to UBX2089, our α-Klotho asset. The agreement provided for an upfront fee of $5.0 million. We recognized revenue of zero and $0.2 million for the years ended December 31, 2023 and 2022, respectively, related to the delivery of the know-how performance obligation under the License Agreement entered into with Jocasta in December 2021.

Research and Development

Research and development expenses decreased by $16.8 million, to $20.1 million for the year ended December 31, 2023 from $36.9 million for the year ended December 31, 2022. The decrease was primarily due to decreases of $7.3 million in direct research and development expenses mainly due to the completion of our UBX1325 BEHOLD and ENVISION studies, $7.2 million in personnel costs due to our reduced headcount and reduction in force, $2.0 million in facilities-related costs primarily due to the sublease of our East Grand facility, and $0.3 million in laboratory supplies.

General and Administrative

General and administrative expenses decreased by $1.9 million, to $19.0 million for the year ended December 31, 2023 from $21.0 million for the year ended December 31, 2022. The decrease was primarily due to decreases of $2.5 million in personnel costs due to our reduced headcount and reduction in force, partially offset by an increase of $0.6 million in professional fees.

Impairment of Long-Lived Assets

Impairment charges consisted of impairment of long-lived assets. During the year ended December 31, 2023, we recorded an impairment charge of $5.6 million after evaluating the right-of-use asset and related leasehold improvements upon subleasing our office space located in South San Francisco, California. There were no impairment charges during the year ended December 31, 2022.

Interest Income

Our interest income was $2.9 million for the year ended December 31, 2023, as compared to $1.2 million for the year ended December 31, 2022. The increase is primarily attributable to continued increases in market yields during the year.

Interest Expense

Our interest expense of $2.4 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively, is related to the Loan Agreement.

Gain or Loss on Warrant Liability

Our unrealized gain was $6.2 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively. Gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, Net

Other expense, net, was $1.8 million for the year ended December 31, 2023 which includes $1.0 million in issuance costs and loss on extinguishment of Existing Warrants, $0.5 million in debt extinguishment loss associated to the unamortized debt discount, and $0.3 million in property and other taxes. Other expense was immaterial for the year ended December 31, 2022 which includes $0.2 million in recognized gains resulting from the extinguishment of the derivative related to long term debt and $0.1 million from the gains on sale of assets, offset by $0.3 million property and other tax expense.

Comparison of the years ended December 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Year ended December 31,
	2022 (Restated)	2021	Change
Summary of Operations Data:
Licensing revenue – related party	$236	$4,784	$(4,548)
Operating expenses:
Research and development	36,859	38,393	(1,534)
General and administrative	20,949	23,056	(2,107)
Total operating expenses	57,808	61,449	(3,641)
Loss from operations	(57,572)	(56,665)	(907)
Interest income	1,220	100	1,120
Interest expense	(3,558)	(3,177)	(381)
Gain (loss) on warrant liability	16,843	—	16,843
Other expense, net	(1,402)	(983)	(419)
Net loss	$(44,469)	$(60,725)	$16,256

Licensing Revenue – Related Party

In December 2021, we entered into a licensing agreement with Jocasta Neuroscience, Inc., or Jocasta, pursuant to which we exclusively licensed all of our rights to UBX2089, our α-Klotho asset. The agreement provided for an upfront fee of $5.0 million. We recognized revenue of $0.2 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively, related to the grant of license and delivery of the know-how performance obligation under the License Agreement entered into with Jocasta in December 2021.

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

Gain or Loss on Warrant Liability

Our unrealized gain was $16.8 million and zero for the years ended December 31, 2022 and 2021, respectively. Unrealized gain is attributable to the non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s stock in August 2022.

Other Expense, Net

Other expense, net, was $1.4 million for the year ended December 31, 2022 which primarily relates to the issuance cost on Existing Warrants. Other expense, net, was $1.0 million for the year ended December 31, 2021 which includes $0.8 million commitment share expenses related to the equity purchase agreement with Lincoln Park Capital Fund and $0.3 million property and other tax expense, partially offset by $0.2 million gain from the extinguishment of the derivative related to long term debt and the sale of assets.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $39.9 million and $44.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $484.4 million, and we do not expect positive cash flows from operations in the foreseeable future. Our future viability is dependent on its ability raise additional capital to finance its operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives, or liquidate assets where possible, cease operations or file for bankruptcy protection. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325, therefore, sufficient to fund our operations for a period of at least one year from the date the accompanying Financial Statements are filed with the Securities and Exchange Commission.

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

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, and more recently through proceeds from our Loan Agreement, our prior and existing at-the-market offering programs, the Equity Purchase

Agreement, and the sale of common stock and warrants in the Follow-On Offering and the Inducement Offer (each as defined below) and we will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

In August 2020, we entered into a Loan and Security Agreement, as amended, restated, supplemented or otherwise modified, the "Hercules Loan Agreement") with Hercules Capital, Inc., or Hercules, as administrative agent and collateral agent for the lenders, and certain banks and other financial institutions or entities from time to time parties thereto, for an aggregate principal amount of up to $80.0 million secured term loan facility, or the Hercules Facility, subject to certain terms and conditions. $25.0 million was advanced to us on the date of execution of the Hercules Loan Agreement. In August 2022, we met certain clinical and capital raising milestones, which extended the interest only period to March 2023. On January 25, 2023, we entered into a second amendment to the Hercules Loan Agreement whereas the amortization date was extended from March 1, 2023 to April 1, 2023. As such, we continued to make interest only payments up to the amended amortization date and were required to repay the principal balance and interest in equal monthly installments through August 1, 2024. In December 2021, we entered into an amendment to the Hercules Loan Agreement under the terms of which, Hercules (including any of its assignees) had the option for a period of six (6) months to convert up to $5.0 million of the outstanding principal under the existing loan into shares of our common stock. Under this amendment, the required cash reserve amount would be reduced by the principal amount of the converted loan to not less than $10 million. As of December 31, 2022, we had issued 435,497 shares of our common stock reducing our outstanding loan principal balance by $5.0 million and reducing the required cash reserve to $10 million. In addition, the interest-only period could extend an additional three months to June 1, 2023 if specific milestones related to our clinical trials and raising additional capital by April 1, 2023 were met; however, we did not meet all these criteria such that the amortization date remained April 1, 2023. There were no material adverse events in connection with the Hercules Loan Agreement.

In September 2023, we and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement, or the Payoff Letter. Pursuant to the Payoff Letter, we paid a total of $15.0 million to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Facility and the Hercules Loan Agreement and related loan documents, in repayment of our outstanding obligations under the Hercules Facility and the Hercules Loan Agreement and related loan documents, and thereby terminated the Hercules Loan Agreement and the Hercules Facility and related loan documents.

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the year ended December 31, 2023, there were 274,781 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company's received total net proceeds of approximately $0.7 million, after deducting commissions and other offering expenses which were insignificant.

On August 22, 2022, we closed an underwritten offering, or the Follow-On Offering, in which the Company issued and sold an aggregate of 6,428,571 shares of common stock together with warrants, or the Warrants, to purchase an up to aggregate of 6,428,572 shares of common stock at an offering price of $7.00 per unit. The Warrants have an exercise price of $8.50 per share underlying the Warrant. The gross proceeds to us were approximately $45 million.

On November 9, 2023, we entered into an Inducement Offer with certain Holders of Existing Warrants to purchase up to an aggregate of 2,143,000 shares of common stock, which warrants were issued to the Holders on August 22, 2022, having an exercise price of $8.50 per share. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share in consideration of the Company’s agreement to issue New Warrants to purchase up to an aggregate of 2,143,000 shares of New Warrant Shares. Each New Warrant has an exercise price equal to $1.92 per share. We received aggregate gross proceeds of approximately $4.4 million from the Exercise, before deducting placement agent fees and other offering expenses payable by us. We also issued to the placement agent, H.C. Wainwright & Co., LLC, warrants to purchase up to 128,580 shares of common stock with an exercise price equal to $2.5563 per share. We expect to use the net proceeds from the Inducement Offer for working capital, operating expenses to include clinical trial progression, and general corporate purposes. The New Warrant Shares were registered on a Registration Statement on Form S-3 filed on December 6, 2023 pursuant to the terms of the Inducement Offer.

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the year ended December 31, 2023.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year ended December 31,
	2023	2022 (Restated)	2021
Cash used in operating activities	$(37,088)	$(52,414)	$(45,060)
Cash provided by (used in) investing activities	60,495	(24,545)	39,313
Cash provided by (used in) financing activities	(16,340)	56,240	20,845
Net increase (decrease) in cash and restricted cash	$7,067	$(20,719)	$15,098

Operating Activities

Cash used in operating activities of $37.1 million for the year ended December 31, 2023 consisted primarily of a net loss of $39.9 million adjusted for net non-cash charges of $7.2 million and net changes to our operating assets and liabilities of $4.4 million. Our non-cash charges consisted primarily of $7.4 million in stock-based compensation, $5.6 million in impairment of long-lived assets, $1.2 million in depreciation and amortization, $0.7 million in amortization of debt issuance costs, $0.7 million in extinguishment loss and issuance costs on the warrants, and $0.5 million in debt extinguishment loss, partially offset by $6.2 million in gain on the warrant liability, $1.5 million in net accretion and amortization of premium and discounts on marketable securities, $1.1 million in non-cash rent expense, and $0.1 million in gain on the disposal of property and equipment. The net change in our operating assets and liabilities primarily consisted of increases of $1.7 million in prepaid expenses combined with decreases of $1.2 million in accrued compensation, $1.1 million in accrued liabilities and other current liabilities, and $0.4 million in accounts payable.

Cash used in operating activities of $52.4 million for the year ended December 31, 2022 consisted primarily of a net loss of $44.5 million adjusted for net non-cash charges of $6.9 million and net changes to our operating assets and liabilities of $1.0 million. Our non-cash charges consisted primarily of $9.4 million in stock-based compensation, $2.2 million in depreciation and amortization, and $1.3 million in amortization of debt issuance costs, partially offset by a $16.9 million unrealized gain on the warrant liability, $2.1 million in non-cash rent expense, $0.3 million in net accretion and amortization of premium and discounts on marketable securities, $0.3 million gain from disposal of property and equipment and $0.2 million gain from the extinguishment of the derivative related to long term debt. The net change in our operating assets and liabilities primarily consisted of decreases of $1.0 million in accrued compensation, and $0.2 million in accounts payable, partially offset by decreases of $0.1 million in prepaid expenses and other current assets and $0.1 million in other long-term assets.

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

Investing Activities

Cash provided by investing activities of $60.5 million for the year ended December 31, 2023 was related to maturities of marketable securities of $89.0 million and the sale of property and equipment of $0.1 million, partially offset by purchases of marketable securities of $28.6 million.

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

Financing Activities

Cash used by financing activities of $16.3 million for the year ended December 31, 2023 was related to $20.0 million principal repayment of long-term debt and $1.5 million of term loan issuance costs, partially offset by $4.4 million in proceeds from issuance of common stock and warrants from the Inducement Offer, $0.7 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, and $0.1 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan.

Cash provided by financing activities of $56.2 million for the year ended December 31, 2022 was related to $45.0 million in proceeds from issuance of common stock and warrants from our Follow-On Offering, $12.2 million in proceeds from the sale of common stock through our ATM Offering Program, net of issuance costs, $0.9 million in proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs, and $0.1 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan, partially offset by $2.0 million of issuance costs for the sale of common stock.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our Loan Agreement, operating lease and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 9, “Commitments and Contingencies” to our financial statements for further information.

We are party to various license agreements pursuant to which we have in-licensed rights to various technologies, including patents, research “know-how” and proprietary research tools, for the discovery, research, development and commercialization of drug candidates to treat age-related diseases. The license agreements obligate us to make certain milestone payments related to specified clinical development and sales milestone events, as well as tiered royalties in the low-single digits based on sales of licensed products. See Note 6 to our financial statements “License Revenue, Agreements and Strategic Investment” for additional information.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

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

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the production of clinical trial materials or based on progression of the clinical trial, as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of goods and services, or the services completed. During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2023 and 2022.

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock. Our outstanding common stock warrants are classified as liabilities in the balance sheet and are measured at fair value. We use the Monte Carlo option pricing model to value warrants, which requires management to estimate inputs including the probability of a fundamental transaction, expected volatility and the estimated term to exercise. These inputs are inherently subjective and require judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized as a gain or loss on warrant liability, in the Statements of Operations and Comprehensive Loss.

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

As of December 31, 2023, we had $3.9 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 0.9 years. For stock-based awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

Recent Accounting Pronouncements

See Note 3 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash, Cash Equivalents and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $43.2 million as of December 31, 2023, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (“the Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Restatement of 2022 Financial Statements

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct a misstatement.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of warrant liability
Description of the Matter	As discussed in Note 12 to the financial statements, the Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounted for the issuance of warrants as liabilities on the balance sheets and measured the warrants at fair value on the date of issuance. The fair value of the warrants is re-measured at each reporting date. The Company's warrant liability as of December 31, 2023 totaled $5.9 million.

Auditing the fair value of the warrant liability was complex because of the probabilities associated with the occurrence of a prospective fundamental transaction used in the fair valuation of the warrant liability. Changes in this assumption could have significant effect on the fair value of the warrant liability and the associated change in fair value recorded in each period.

How We Addressed the Matter in Our Audit

To test the Company’s estimate fair valuation of the warrant liability, we involved our valuation specialists to assist in the evaluation of the valuation methodology. Our procedures to test the probabilities of a fundamental transaction at the issuance and subsequent periods included, among others, reviewing the meeting minutes of those charged with governance, evaluating external evidence pertaining to the Company and its peers, performing inquiries with Company executives and Board of Directors that are responsible for making strategic decisions for the Company, and assessing consistency of the information with evidence obtained in other areas of our audit.

Impairment of Long-Lived Assets
Description of the Matter

As discussed in Note 9 to the financial statements, the Company’s long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indicators of impairment exist, the Company compares the estimated future undiscounted net cash flows to the carrying amount of the asset group. If the carrying amount of the asset group exceeds the future undiscounted cash flows, an impairment is measured based on the difference between the carrying amount of the asset group and its fair value. An indicator of impairment was identified for the year ended December 31, 2023. As result the Company recorded an impairment charge of $5.6 million for its right-of-use asset and related leasehold improvements.

Auditing the Company’s impairment model was challenging due to the subjective assumption of market rental rates used as an input in determining the fair value of the right-of-use asset and related leasehold improvements.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for the impairment over the right-of-use asset and related leasehold improvements, our audit procedures included, among others, utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s valuation methodology and the market rental rate assumption, performing an evaluation of market rental rates by benchmarking to other properties of similar type and within the geographic area, and testing the completeness and accuracy of the inputs within the model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Mateo, California

April 15, 2024

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except for share amounts and par value)

	December 31,
	2023	2022 (Restated)
Assets
Current assets:
Cash and cash equivalents	$19,803	$12,736
Short-term marketable securities	23,398	82,059
Prepaid expenses and other current assets	3,404	1,740
Total current assets	46,605	96,535
Property and equipment, net	5,082	7,825
Operating lease right-of-use asset	12,981	19,042
Long-term restricted cash	896	896
Other long-term assets	126	52
Total assets	$65,690	$124,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,380	$1,790
Accrued compensation	1,841	3,020
Accrued and other current liabilities	4,619	5,334
Current portion of long-term debt	—	9,476
Total current liabilities	7,840	19,620
Operating lease liability, net of current portion	23,539	26,991
Long-term debt, net	—	10,891
Warrant liability	5,913	10,764
Total liabilities	37,292	68,266
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2023 and 2022; 16,784,969 and 14,215,302 shares issued and outstanding as of December 31, 2023 and 2022, respectively (1)	2	1
Additional paid-in capital	512,773	500,827
Accumulated other comprehensive gain	(24)	(251)
Accumulated deficit	(484,353)	(444,493)
Total stockholders’ equity	28,398	56,084
Total liabilities and stockholders’ equity	$65,690	$124,350

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

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022 (Restated)	2021
Licensing revenue – Related Party	$—	$236	$4,784
Operating expenses:
Research and development	20,099	36,859	38,393
General and administrative	18,966	20,949	23,056
Impairment of long-lived assets	5,602	—	—
Total operating expenses	44,667	57,808	61,449
Loss from operations	(44,667)	(57,572)	(56,665)
Interest income	2,874	1,220	100
Interest expense	(2,452)	(3,558)	(3,177)
Gain (loss) on warrant liability	6,215	16,843	—
Other expense, net	(1,830)	(1,402)	(983)
Net loss	$(39,860)	$(44,469)	$(60,725)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable debt securities	227	(207)	(49)
Comprehensive loss	$(39,633)	$(44,676)	$(60,774)
Net loss per share, basic and diluted	$(2.70)	$(4.68)	$(10.88)
Weighted average number of shares used in computing net loss per share, basic and diluted (1)	14,773,612	9,494,421	5,581,587

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

UNITY BIOTECHNOLOGY, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock (1)		Additional Paid-In	Related Party Promissory Notes for Purchase of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Common Stock	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	5,325,288	$1	$422,384	$(210)	$5	$(339,299)	$82,881
Issuance of common stock, net of issuance costs, under ATM equity offering program	189,453	—	10,357	—	—	—	10,357
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	417,286	—	9,039	—	—	—	9,039
Issuance of common stock to Hercules Capital, net of issuance costs	172,736		2,704	—	—	—	2,704
Issuance of common stock upon exercise of stock options	49,754	—	1,795	—	—	—	1,795
Issuance of common stock under 2018 ESPP	11,704	—	347	—	—	—	347
Common stock granted to third party	40,005	—	1,457	—	—	—	1,457
Repurchase of early exercised shares	(3,337)	—	—	—	—	—	—
Vesting of restricted stock units	96,269	—	—	—	—	—	—
Stock-based compensation	—	—	11,553	—	—	—	11,553
Repayment of promissory note for purchase of common stock	—	—	—	210	—	—	210
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	(60,725)	(60,725)
Balances at December 31, 2021	6,299,158	$1	$459,636	$—	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under ATM equity offering program	1,019,046	—	12,155	—	—	—	12,155
Sale of common stock under Follow-On Offering, net of issuance costs (Restated)	6,428,571	—	15,426	—	—	—	15,426
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	90,000	—	910	—	—	—	910
Issuance of common stock to Hercules Capital, net of issuance costs	262,761	—	3,179	—	—	—	3,179
Issuance of common stock under 2018 ESPP	25,482	—	142	—	—	—	142
Vesting of restricted stock units	90,284	—	—	—	—	—	—
Stock-based compensation	—	—	9,379	—	—	—	9,379
Unrealized loss on available-for-sale marketable securities	—	—	—	—	(207)	—	(207)
Net loss (Restated)	—	—	—	—	—	(44,469)	(44,469)
Balances at December 31, 2022 (Restated)	14,215,302	$1	$500,827	$—	$(251)	$(444,493)	$56,084
Issuance of common stock, net of issuance costs, under ATM equity offering program	274,781	—	725	—	—	—	725
Issuance of common stock under the warrant inducement agreement, net of issuance costs	2,143,000	1	3,686	—	—	—	3,687
Issuance of common stock under 2018 ESPP	57,419	—	116	—	—	—	116
Vesting of restricted stock units	94,467	—	—	—	—	—	—
Stock-based compensation	—	—	7,419	—	—	—	7,419
Unrealized gain on available-for-sale marketable securities	—	—	—	—	227	—	227
Net loss	—	—	—	—	—	(39,860)	(39,860)
Balances at December 31, 2023	16,784,969	$2	$512,773	$—	$(24)	$(484,353)	$28,398

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

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022 (Restated)	2021
Operating activities
Net loss	$(39,860)	$(44,469)	$(60,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,182	2,180	2,880
Amortization of debt issuance costs	705	1,318	813
Debt extinguishment loss upon paydown of principal	491	—	—
Debt extinguishment gain upon conversion to equity	—	(199)	(123)
Net accretion and amortization of premium and discounts on marketable securities	(1,503)	(276)	1,043
Other expense related to the commitment shares issued to Lincoln Park Capital Fund	—	—	825
Gain on disposal of property and equipment	(114)	(346)	—
Stock-based compensation	7,419	9,379	11,553
Common stock issued to third parties	—	—	1,457
Non-cash rent expense	(1,072)	(2,136)	(2,152)
Impairment of long-lived assets	5,602	—	—
(Gain) loss on warrant liability	(6,215)	(16,843)	—
Extinguishment loss and non-cash issuance costs on warrant	668	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,664)	138	1,288
Other long-term assets	(74)	39	(91)
Accounts payable	(410)	(194)	(573)
Accrued compensation	(1,180)	(1,008)	(1,327)
Accrued liabilities and other current liabilities	(1,063)	26	(1,131)
Other long-term liabilities	—	(23)	24
Derivative liability related to debt	—	—	963
Deferred revenue	—	—	216
Net cash used in operating activities	(37,088)	(52,414)	(45,060)
Investing activities
Purchase of marketable securities	(28,609)	(98,827)	(81,492)
Maturities of marketable securities	89,000	74,000	121,000
Sale of property and equipment	115	378	—
Purchase of property and equipment	(11)	(96)	(195)
Net cash provided by (used in) investing activities	60,495	(24,545)	39,313
Financing activities
Payment of debt principal	(20,000)	—	—
Payment of debt issuance costs	(1,563)	—	—
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	725	12,155	10,357
Proceeds from sale of common stock and warrants under Follow-On Offering	—	45,000	—
Issuance costs for sale of common stock	—	(1,967)	—
Proceeds from the issuance of common stock and warrants under the warrant inducement agreement	4,382	—	—
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	—	910	8,215
Proceeds from repayment of employee promissory notes	—	—	210
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,784
Proceeds from issuance of common stock under the 2018 ESPP	116	142	347
Current portion of long-term debt arrangement	—	—	(68)
Net cash provided by (used in) financing activities	(16,340)	56,240	20,845
Net increase (decrease) in cash, cash equivalents and restricted cash	7,067	(20,719)	15,098
Cash, cash equivalents and restricted cash at beginning of year	13,632	34,351	19,253
Cash, cash equivalents and restricted cash at end of year	$20,699	$13,632	$34,351
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,969	$2,204	$2,370
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common shares in payment of debt	$—	$3,179	$2,704

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

Liquidity

The Company’s Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $484.4 million as of December 31, 2023. During the year ended December 31, 2023, the Company incurred a net loss of $39.9 million and used $37.1 million of cash in operating activities. To date, none of the Company’s drug candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs (as defined in Note 12), an Equity Purchase Agreement (as defined in Note 12), and the sale of common stock and warrants under a Follow-On Offering and the Inducement Offer (as defined in Note 12) and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. The Company had cash, cash equivalents and marketable securities of $43.2 million as of December 31, 2023. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives, or the Company may be forced to liquidate assets where possible, or to cease operations or file for bankruptcy protection. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the accompanying financial statements are filed with the Securities and Exchange Commission.

2. Restatement of Previously Issued Financial Statements

The Company has restated herein its audited financial statements for the fiscal year ended December 31, 2022, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. In March 2024, the Company concluded the warrants issued in 2022 were incorrectly classified as equity and should have been recorded as liabilities.

Historically, the Existing Warrants were reflected as a component of equity as opposed to liabilities on the Balance Sheet. Additionally, the Statements of Operations and Comprehensive Loss did not include changes in the fair value of the Existing Warrants. The Company reassessed its accounting for the Existing Warrants and determined they should have been classified as liabilities and measured at fair value upon issuance with subsequent changes in fair value, as well as the issuance costs associated with the Existing Warrants, reported in the Company's Statement of Operations and Comprehensive Loss.

We have also restated interim financial statement periods for the third quarter of 2022 and the first, second and third quarters of 2023, as further described in Note 18.

Impact of the Restatement

The following tables represent the restated amounts in the Balance Sheet, Statement of Operations and Comprehensive Loss, Statement of Changes in Stockholders’ Equity and Statement of Cash Flows for the year ended December 31, 2022.

The amounts as previously reported for fiscal year 2022 was derived from the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 15, 2023 (Original Report). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Adjustment” represent the effects of this restatement described above.

Balance Sheet

	December 31, 2022
	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$12,736	$—	$12,736
Short-term marketable securities	82,059	—	82,059
Prepaid expenses and other current assets	1,740	—	1,740
Total current assets	96,535	—	96,535
Property and equipment, net	7,825	—	7,825
Operating lease right-of-use asset	19,042	—	19,042
Long-term restricted cash	896	—	896
Other long-term assets	52	—	52
Total assets	$124,350	$—	$124,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,790	$—	$1,790
Accrued compensation	3,020	—	3,020
Accrued and other current liabilities	5,334	—	5,334
Current portion of long-term debt	9,476	—	9,476
Total current liabilities	19,620	—	19,620
Operating lease liability, net of current portion	26,991	—	26,991
Long-term debt, net	10,891	—	10,891
Warrant liability	—	10,764	10,764
Total liabilities	57,502	10,764	68,266
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2022; 14,215,302 shares issued and outstanding as of December 31, 2022	1	—	1
Additional paid-in capital	527,049	(26,222)	500,827
Accumulated other comprehensive loss	(251)	—	(251)
Accumulated deficit	(459,951)	15,458	(444,493)
Total stockholders’ equity	66,848	(10,764)	56,084
Total liabilities and stockholders’ equity	$124,350	$—	$124,350

Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
Licensing revenue - Related Party	$236	$—	$236
Operating expenses:
Research and development	36,859	—	36,859
General and administrative	20,949	—	20,949
Total operating expenses	57,808	—	57,808
Loss from operations	(57,572)	—	(57,572)
Interest income	1,220	—	1,220
Interest expense	(3,558)	—	(3,558)
Gain (loss) on warrant liability	—	16,843	16,843
Other expense, net	(17)	(1,385)	(1,402)
Net loss	(59,927)	15,458	(44,469)
Other comprehensive loss
Unrealized loss on marketable debt securities	(207)	—	(207)
Comprehensive loss	$(60,134)	$15,458	$(44,676)
Net loss per share, basic and diluted	$(6.31)	$—	$(4.68)
Weighted average number of shares used in computing net loss per share, basic and diluted	9,494,421	—	9,494,421

Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
As Previously Reported
Balances at December 31, 2021	6,299,158	$1	$459,636	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under ATM equity offering program	1,019,046	—	12,155	—	—	12,155
Sale of common stock and warrants to purchase common shares under Follow-On Offering, net of issuance costs	6,428,571	—	41,648	—	—	41,648
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	90,000	—	910	—	—	910
Issuance of common stock Hercules Capital, net of issuance costs	262,761	—	3,179	—	—	3,179
Issuance of common stock under 2018 ESPP	25,482	—	142	—	—	142
Vesting of restricted stock units	90,284	—	—	—	—	—
Stock-based compensation	—	—	9,379	—	—	9,379
Unrealized loss on available-for-sale marketable securities	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(59,927)	(59,927)
Balances at December 31, 2022	14,215,302	$1	$527,049	$(251)	$(459,951)	$66,848

Adjustment
Balances at December 31, 2021	—	$—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs, under ATM equity offering program	—	—	—	—	—	—
Sale of common stock and warrants to purchase common shares under Follow-On Offering, net of issuance costs	—	—	(26,222)	—	—	(26,222)
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	—	—	—	—	—	—
Issuance of common stock Hercules Capital, net of issuance costs	—	—	—	—	—	—
Issuance of common stock under 2018 ESPP	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	15,458	15,458
Balances at December 31, 2022	—	$—	$(26,222)	$—	$15,458	$(10,764)

As Restated
Balances at December 31, 2021	6,299,158	$1	$459,636	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under ATM equity offering program	1,019,046	—	12,155	—	—	12,155
Sale of common stock under Follow-On Offering, net of issuance costs	6,428,571	—	15,426	—	—	15,426
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	90,000	—	910	—	—	910
Issuance of common stock Hercules Capital, net of issuance costs	262,761	—	3,179	—	—	3,179
Issuance of common stock under 2018 ESPP	25,482	—	142	—	—	142
Vesting of restricted stock units	90,284	—	—	—	—	—
Stock-based compensation	—	—	9,379	—	—	9,379
Unrealized loss on available-for-sale marketable securities	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(44,469)	(44,469)
Balances at December 31, 2022	14,215,302	$1	$500,827	$(251)	$(444,493)	$56,084

Statement of Cash Flow

	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
Operating activities
Net loss	$(59,927)	$15,458	$(44,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180	—	2,180
Amortization of debt issuance costs	1,318	—	1,318
Debt extinguishment gain upon conversion to equity	(199)	—	(199)
Net accretion and amortization of premium and discounts on marketable securities	(276)	—	(276)
Gain on disposal of property and equipment	(346)	—	(346)
Stock-based compensation	9,379	—	9,379
Non-cash rent expense	(2,136)	—	(2,136)
(Gain) loss on warrant liability	—	(16,843)	(16,843)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	138	—	138
Other long-term assets	39	—	39
Accounts payable	(194)	—	(194)
Accrued compensation	(1,008)	—	(1,008)
Accrued liabilities and other current liabilities	26	—	26
Other long-term liabilities	(23)	—	(23)
Net cash used in operating activities	(51,029)	(1,385)	(52,414)
Investing activities
Purchase of marketable securities	(98,827)	—	(98,827)
Maturities of marketable securities	74,000	—	74,000
Purchase of property and equipment	(96)	—	(96)
Sale of property and equipment	378	—	378
Net cash provided by (used in) investing activities	(24,545)	—	(24,545)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	12,155	—	12,155
Proceeds from sale of common stock and warrants under Follow-On Offering	41,648	3,352	45,000
Issuance costs for sale of common stock	—	(1,967)	(1,967)
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	910	—	910
Proceeds from issuance of common stock under 2018 ESPP	142	—	142
Net cash provided by financing activities	54,855	1,385	56,240
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,719)	—	(20,719)
Cash, cash equivalents and restricted cash at beginning of the period	34,351	—	34,351
Cash, cash equivalents and restricted cash at end of the period	$13,632	$—	$13,632
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,204	$—	$2,204
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$3,179	$—	$3,179

The remainder of the notes to the Company's financial statements have been restated, as applicable, to reflect the impacts from the restatement discussed above.

3. Summary of Significant Accounting Policies

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable principles of GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting periods with changes in fair value recorded in the Statements of Operations and Comprehensive Loss under "Gain or (loss) on warrant liability".

If warrants are issued together with the sale of common stock, for the issuance costs that are not specifically attributed to either the common stock or warrants issued, the Company allocates the issuance costs between the common stock and warrants based on their relative fair value. The Company expenses issuance costs allocated to the warrants that are classified as liabilities and the issuance costs allocated to common stock or warrants that are classified as equity are recognized as reduction to the equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, the fair value of right-of-use asset and lease liabilities, embedded derivatives and stock-based compensation. Actual results could differ from such estimates or assumptions.

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, derivatives liabilities are highly volatile and sensitive to changes in the market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of "Other expense, net" in the Statements of Operations and Comprehensive Loss.

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

	December 31,
	2023	2022	2021
Cash and cash equivalents	$19,803	$12,736	$32,905
Restricted cash	896	896	1,446
Total cash, cash equivalents, and restricted cash	$20,699	$13,632	$34,351

Marketable Securities

The Company generally invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale debt securities and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date that are available to be converted into cash to fund current operations are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in "Interest income" on the Statements of Operations and Comprehensive Loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in "Other expense, net". The cost of securities sold is determined using the specific identification method.

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

Fair Value Measurements

The Company’s financial instruments during the periods presented consist of cash and cash equivalents, restricted cash, marketable securities, strategic investments, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities, derivative liabilities related to debt and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. Level 3 instruments incorporate certain unobservable inputs such as the selected discount rate of the related loan. These estimates may be subjective in nature and involve uncertainties and matters of judgment.

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2023 and 2022, the Company had no off-balance sheet concentrations of credit risk.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2023 and 2022.

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

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if so, whether such a lease is classified as a financing lease or an operating lease. Operating leases are included in operating lease right-of-use asset, (“ROU asset”), operating lease liabilities, net of current portion, and accrued and other current liabilities on the Company’s balance sheets. The Company has elected not to recognize on the balance sheets leases with terms of one year or less. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and are considered long-lived assets for purposes of identifying, recognizing and measuring impairment. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made or incentives received and impairment charges if the Company determines the ROU asset is impaired and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the balance sheets and are amortized as lease expense on a straight-line basis over the lease term.

The Company has subleased a majority of its South San Francisco, California facility under agreements considered to be operating leases according to ASC 842. The Company has not been legally released from its primary obligations under the original leases and therefore it continues to account for the original leases as it did before commencement of the subleases. The Company records both fixed and variable payments received from the sublessee in its statements of operations on a straight-line basis as an offset to rent expense.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. See Note 9, “Commitments and Contingencies”.

Determining estimated discounted cash flows for purposes of an impairment analysis requires the Company to make estimates and assumptions regarding the amount of market rent, timing of sublease income, and risk-adjusted discount rates. There are often risks and uncertainties associated with the intent to sublease offices and laboratory space. Consequently, the eventual realized sublease income may vary from estimates as of the impairment testing date and adjustments may occur in future periods.

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

Embedded Derivatives of the Loan Agreement

The Company measures derivative liability related to debt at fair value. Estimated fair value of the derivative liability related to debt, initially measured and recorded on the date of the amendment of the loan and security agreement, is considered to be a Level 3 instrument. The fair value of the derivative liability related to debt is based on the term loan principal, the date of maturity, the contractual term loan interest rate, the convertible discount factor, and the selected discount rate of the loan. The derivative liability related to debt is recorded at fair value at the end of each reporting period with changes in estimated fair values recognized as a component of "Other expense, net" in the Statements of Operations and Comprehensive Loss.

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

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock method.

In all periods presented, the Company’s outstanding stock options, convertible preferred stock, early exercised common stock subject to future vesting, warrants and presumed issuance of additional shares as contingent consideration were excluded from the calculation of diluted net loss per share because their effects were antidilutive.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized losses on the Company’s marketable securities.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted ASU 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in our annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its Financial Statements.

4. Fair Value Measurements

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
•
Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
•
Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued compensation, accrued and other current liabilities approximate to their related fair values due to the short-term nature of these instruments.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,864	$12,864	$—	$—
U.S. treasuries	2,989	—	2,989	—
Total cash equivalents	15,853	12,864	2,989	—
Short-term marketable securities:
U.S. treasuries	7,849	—	7,849	—
U.S. government debt securities	15,549	—	15,549	—
Total short-term marketable securities	23,398	—	23,398	—
Restricted Cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements on a recurring basis	$40,147	$13,760	$26,387	$—

Liabilities:
Warrant Liability	$5,913	$—	$—	$5,913
Total liabilities subject to fair value measurements on a recurring basis	5,913	—	—	5,913

	December 31, 2022
	(Restated)
	Total	Level 1	Level 2	Level 3 (Restated)
Assets:
Cash equivalents:
Money market funds	$5,083	$5,083	$—	$—
Total cash equivalents	5,083	5,083	—	—
Short-term marketable securities:
U.S. treasuries	30,758	—	30,758	—
U.S. government debt securities	51,301	—	51,301	—
Total short-term marketable securities	82,059	—	82,059	—
Total assets subject to fair value measurements on a recurring basis	$87,142	$5,083	$82,059	$—

Liabilities:
Warrant Liability (Restated)	$10,764	$—	$—	$10,764
Total liabilities subject to fair value measurements on a recurring basis	10,764	—	—	10,764

The Company estimates the fair value of its money market funds, U.S. treasuries, and U.S. government debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. See Note 5, “Marketable Securities,” for further information regarding the carrying value of the Company's financial instruments.

August 2022 Warrants ('Existing Warrants')

The common stock warrants are classified as a liability on the balance sheets and are measured at fair value with the change in fair value recorded within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the outstanding common warrants were $27.6 million, $16.6 million, $10.7 million, $5.3 million, $8.7 million, $8.4 million, and $2.8 million as of August 22, 2022 (i.e., the issuance date), September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023, respectively. In November 2023, 2,143,000 shares of the common warrants were exercised through an Inducement Offer, for a reduced exercise price of $2.045. See Note 12, ‘Equity Financing’.

The Company estimates the fair value of its warrant liability using a Monte Carlo simulation model based on significant inputs not observable in the market, which represents a Level 3 measurement. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility.

	August 22, 2022 (issuance)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	November 14, 2023 (exercise)	December 31, 2023
Common stock price	$6.10	$3.95	$2.74	$1.63	$2.55	$2.40	$1.72	$1.93
Exercise price per share	$8.50	$8.50	$8.50	$8.50	$8.50	$8.50	$2.045	$8.50
Estimated volatility	87.5%	90.0%	95.0%	100.0%	95.0%	100.0%	80.0%	80.0%
Risk-free interest rate	3.17%	4.07%	4.03%	3.66%	4.28%	4.71%	4.42%	3.85%
Contractual term (in years)	5.00	4.89	4.64	4.39	4.14	3.89	3.77	3.64

November 2023 Inducement Offer ('New Warrants')

In November 2023, the Company issued common stock warrants to purchase an aggregate of 2,143,000 shares of common stock at an exercise price of $1.92 per warrant. Additionally, 128,580 common stock warrants were issued to the Placement Agent ("Placement Agent Warrants") at an exercise price of $2.5563 per warrant. The New Warrants and Placement Agent warrants are recorded for as a liability on the balance sheet and are adjusted to estimated fair value at period end through “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the New Warrants were $2.7 million on November 14, 2023 (i.e., the issuance date) and $3.1 million as of December 31, 2023.

The Company estimates the fair value of its Level 3 warrant liabilities using a Monte Carlo simulation model. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility.

	November 14, 2023 (issuance)	December 31, 2023
Common stock price	$1.72	$1.93
Exercise price per share	$1.92-2.5563	$1.92-2.5563
Expected volatility	80.0%	80.0%
Risk-free interest rate	4.42%	3.85%
Contractual term (in years)	5.00	4.87

The following is a roll forward of the fair value of Level 3 warrants:

Warrant Liability Fair Value
Beginning balance at December 31, 2021	$—
Warrants Issued	27,607
Change in fair value	(16,842)
Ending balance at December 31, 2022 (Restated)	10,765
Warrants Issued	2,724
Warrants Exercised	(1,361)
Change in fair value	(6,215)
Balance at December 31, 2023	$5,913

5. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$12,864	$—	$—	$12,864
U.S. treasuries	2,989	—	—	2,989
Total cash equivalents	15,853	—	—	15,853
Short-term marketable securities:
U.S. treasuries	7,853	4	(8)	7,849
U.S. government debt securities	15,570	1	(22)	15,549
Total short-term marketable securities	23,423	5	(30)	23,398
Restricted Cash equivalents:
Money market funds	896	—	—	$896
Total restricted cash equivalents	896	—	—	896
Total	$40,172	$5	$(30)	$40,147

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,083	$—	$—	$5,083
Total cash equivalents	5,083	—	—	5,083
Short-term marketable securities:
U.S. treasuries	51,491	6	(196)	51,301
U.S. government debt securities	30,820	1	(63)	30,758
Total short-term marketable securities	82,311	7	(259)	82,059
Total	$87,394	$7	$(259)	$87,142

At December 31, 2023, the remaining contractual maturities of available-for-sale debt securities were less than a year. There have been no significant realized gains or losses on available-for-sale debt securities for the periods presented. As of December 31, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the year ended December 31, 2023 and no allowance for credit loss was recorded at December 31, 2023. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4, “Fair Value Measurements,” for further information regarding the fair value of the Company's financial instruments.

6. License Revenue, Agreements and Strategic Investment

The Company has entered into license agreements with other pharmaceutical and biotechnology companies. The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2023.

In accordance with the license agreements, the Company recognized revenue as follows:

	Year ended December 31,
	2023	2022	2021
Jocasta Neuroscience, Inc. (1)	$—	$236	$4,784
	$—	$236	$4,784

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized zero, $0.2 million and $4.8 million, respectively, of license revenue related to the Jocasta Agreement.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. The Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of December 31, 2023. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2023 and 2022. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original Bcl License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products. To date, no royalties were due from the sales of licensed products. The Company issued no shares pursuant to these agreements during the year ended December 31, 2023.

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development expenses	$415	$378
Prepaid insurance expenses	541	710
Tax credit receivable	1,493	—
Interest receivable	84	235
Other prepaid expenses and current assets	871	417
	$3,404	$1,740

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$3,894	$4,197
Computer equipment	303	412
Furniture and fixtures	627	726
Leasehold improvements	9,519	15,244
Total property and equipment	14,343	20,579
Less: accumulated depreciation and amortization	(9,261)	(12,754)
Total property and equipment, net	$5,082	$7,825

Depreciation and amortization expense related to property and equipment was $1.2 million, $2.2 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Operating lease liability - current portion	$3,451	$3,100
Accrued research and development	839	1,623
Liability related to early exercise shares	10	10
Accrued other	319	601
	$4,619	$5,334

8. Government Assistance Program

Under the CARES Act, the Company met eligibility criteria and was approved for a $1.5 million refundable employee retention credit. The Company recorded contra-expense to personnel related costs within general and administrative expense of $0.4 million and research and development expense of $1.1 million for the year ended December 31, 2023. No such amounts were recorded for the year ended December 31, 2022.

The Company had an employee retention credit receivable due from the U.S. Department of Treasury of $1.5 million in other current assets as of December 31, 2023 in the balance sheet. There was no employee retention credit receivable due from the U.S. Department of Treasury as of December 31, 2022.

9. Commitments and Contingencies

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

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s Statements of Operations and Comprehensive Loss (in thousands):

	Year ended December 31,
	2023	2022	2021
Operating lease expense	$3,739	$4,264	$4,357
Variable lease expense	748	1,318	1,633
Sublease income	(3,988)	(4,317)	(2,578)
Total lease expense	$499	$1,265	$3,412

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the Statements of Operations and Comprehensive Loss as incurred.

The following table summarizes supplemental information related to operating leases (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$4,810	$6,283	$6,653
Weighted-average remaining lease term (years)	6.0	7.0	7.7
Weighted-average discount rate (percentage)	6.0%	6.0%	5.9%

The following table summarizes the maturities of lease liabilities as of December 31, 2023 (in thousands):

Amount
2024	$4,964
2025	5,123
2026	5,287
2027	5,457
2028	5,633
Thereafter	5,801
Total future minimum lease payments	32,265
Less: Amount representing interest	(5,275)
Present value of future minimum lease payments	26,990
Less: Current portion of operating lease liability	(3,451)
Noncurrent portion of operating lease liability	$23,539

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility (the Company's previous offices and laboratory space), consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income from this facility was zero, $1.3 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which was offset against total rent expense.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through July 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income related to this facility and this specific sub-tenant was $2.3 million, $2.2 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, which was offset against total rent expense.

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

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term commenced on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space will be subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first takes possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space will be $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.3 million in sublease commissions. Sublease income related to this amendment was $1.7 million for the year ended December 31, 2023 which was offset against total rent expense.

On September 15, 2023, the Company entered into a sublease agreement with GT Biopharma, Inc. to sublease a portion of its first floor at 8000 Marina Boulevard, Brisbane, California, consisting of 4,500 square feet. The sub-sublease term will commence on October 6, 2023 through June 30, 2024. The space will be subleased at a rent rate of $2.00 per rent square feet.

Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets

As the Company is subleasing its South San Francisco facility through June 30, 2026, the Company determined an impairment indicator was present. The Company determined all of its long-lived assets represent entity wide asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the entity wide asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. To allocate and recognize the impairment loss, the Company determined the fair value of the Company using the adjusted net asset method under the cost approach. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method using the income approach. Based on this analysis, the Company recognized a non-cash impairment charge of $5.6 million, including $4.0 million for the right-of-use asset and $1.6 million for the leasehold improvements during the year ended December 31, 2023. This represents a Level 3 nonrecurring fair value measurement. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market rental rates. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

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

10. Term Loan Facility

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

On September 6, 2023, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, the Company paid a total of $15.0 million to Hercules, representing the outstanding principal, accrued and unpaid interest, fees, costs and expenses due to Hercules under the Hercules Facility and the Hercules Loan Agreement and related loan documents, in repayment of the Company’s outstanding obligations under the Hercules Facility and the Hercules Loan Agreement and related loan documents, and thereby terminated the Hercules Loan Agreement and the Hercules Facility and related loan documents. Under the terms of the Hercules Loan Agreement, no early termination penalty was payable as a result of such prepayment and termination as of such date. The Company recorded a loss on extinguishment of debt of $0.5 million under "Other expense, net" in the financial statements for the year ended December 31, 2023 related to the write-off of the remaining balance of unamortized debt discount.

Pursuant to the Payoff Letter, the lenders’ commitments to extend further credit to the Company terminated. Hercules released and terminated all liens or security interests granted to secure the obligations under the Hercules Loan Agreement and the Company was unconditionally released from its respective guaranties and obligations under the Hercules Facility and the Hercules Loan Agreement and related loan documents without further action (other than with respect to customary provisions and agreements that are expressly specified to survive the termination). Hercules returned to the Company, for the benefit of the Company, all of the collateral that it had in its possession.

Interest expense relating to the term loan, which is included in interest expense in the Statements of Operations and Comprehensive Loss was $2.5 million, $3.6 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

11. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized zero, $0.2 million and $4.8 million of licensing revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

12. Equity Financing

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

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2023 and 2022, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2023 and 2022, there were 16,784,969 and 14,215,302 shares, respectively, of common stock issued and outstanding.

Follow-On Offering (Restated)

In August 2022, the Company closed an underwritten offering (the “Follow-On Offering”) in which the Company issued and sold an aggregate of 6,428,571 of the Company’s common stock together with warrants (the "Existing Warrants”) to purchase up to 6,428,572 of the Company’s common stock at an offering price of at an aggregate offering price of $7.00 per unit. The Existing Warrants have an exercise price of $8.50 per warrant. The gross proceeds to the Company were $45.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds of the Follow-On Offering were approximately $41.7 million.

The Existing Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Existing Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As of December 31, 2023, 2,143,000 warrants have been exercised.

The Company recorded the Existing Warrants as liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the Existing Warrants under ASC 815-40 and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value in a scenario of a fundamental transaction precluded the Existing Warrants from being indexed to the Company’s own stock and Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. Since the Existing Warrants meet the definition of a derivative, they are recorded as liabilities and measured at fair value at initial recognition. Any subsequent changes in their respective fair values is recognized in the Statement of Operations and Comprehensive Loss at each reporting date.

At issuance, the Company valued the Existing Warrants using a Monte-Carlo valuation model due to the more than de-minims probability of a fundamental transaction which triggered a settlement value that is not indexed to the Company's own stock. The Monte Carlo valuation model resulted in a fair value of $27.6 million on the Existing Warrant issuance date. The difference between the gross proceeds of $45.0 million and $27.6 million fair value of warrants issued, was recorded to the stockholders’ equity under Common stock and Additional paid-in capital. Additionally, the Company also incurred an issuance cost of $3.3 million which was allocated to Existing Warrants and common stock based on their relative fair value. The issuance cost of $1.4 million attributed to the Existing Warrants were expensed under "Other expense, net" in the Statement of Operations and Comprehensive Loss. The remaining issuance cost of $1.9 million attributed to the common stock was recorded as a reduction to Additional paid-in capital.

At December 31, 2023 and 2022, the Company updated the estimated fair value of the outstanding Existing Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $2.8 million (subsequent to the exercise of the Existing Warrants as described in the section below) and $10.7 million. The change in fair value for the year ended December 31, 2023 and 2022 of $6.6 million and $16.8 million was recorded as the Gain (loss) on warrant liability in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2023 and 2022.

Inducement Offer

On November 9, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Offer”) with certain holders (collectively, the “Holders”) of the Company's Existing Warrants to purchase up to an aggregate of 2,143,000 shares of common stock. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share in consideration of the Company’s agreement to issue new unregistered common stock purchase warrants (the “New Warrants”) to purchase up to an aggregate of 2,143,000 shares of the Company’s common stock.

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

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the transactions summarized above. The Company also issued to the Placement Agent or its designees warrants to purchase up to 128,580 shares of common stock. The Placement Agent Warrants have substantially the same terms as the New Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.5563 per share.

The Company recorded the New Warrants and Placement Agent Warrants (together “2023 Warrants”) as liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the 2023 Warrants under ASC 815-40 and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value in a scenario of a fundamental transaction precludes the 2023 Warrants from being indexed to the Company’s own stock and Company believes that the scope exception related to the occurrence of a fundamental transaction in ASC 815-40 is not met. Since the 2023 Warrants are recorded as liabilities on the balance sheet at fair value, any subsequent changes in their respective fair values are recognized in the statement of operations and comprehensive loss at each reporting date.

The Company received aggregate gross proceeds of $4.4 million from the exercise of the Existing Warrants by the Holders (the “Exercise”), before deducting placement agent fees and other offering expenses payable by the Company.

The Company issued common stock at fair value of $3.7 million and 2023 Warrants at fair value of $2.7 million. The extinguished the Existing Warrants Liability of $1.4 million. The issuance costs related to 2023 Warrants and loss on extinguishment of Existing Warrants Liability of $1.0 million were expensed under "Other expense, net" in the Statement of Operations and Comprehensive Loss.

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

In July 2020, the Company entered into sales agreement (the “July 2020 Sales Agreements”) with Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through the Additional ATM Offering Program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the July 2020 Sales Agreement are also deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the “Securities Act”). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the July 2020 Sales Agreement. During the year ended December 31, 2021, there were 118,707 shares of the Company’s common stock sold through the Initial ATM Offering Program and 70,746 shares of the Company’s common stock sold through the Additional ATM Offering Program and received total net proceeds of approximately $10.4 million, after deducting commissions and other offering expenses of $0.3 million.

In March 2022, the Company filed a Registration Statement on Form S-3 (the “March 2022 Shelf Registration Statement”), covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants, and units, which was declared effective by the SEC in May 2022. In March 2022, the Company also entered into a sales agreement (the “March 2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen") as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (the "March 2022 ATM Offering Program"). Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. For so long as its public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the "baby shelf" rules. During the year ended December 31, 2023, there were 274,781 shares of the Company's common stock sold pursuant to the March 2022 Sales Agreement and the Company received total net proceeds of approximately $1.0 million, after deducting commissions and other offering expenses which were insignificant. On August 17, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the March 2022 Sales Agreement, which Amendment decreased the amount of the Company’s common stock that can be sold by the Company through Cowen under the March 2022 Sales Agreement, from an aggregate offering of up to $50.0 million to an aggregate offering of up to $25.0 million. Following the Amendment, $14.6 million of shares of common stock remained available for sale under the March 2022 Sales Agreement, as amended, as of December 31, 2023. On March 17, 2023, the Company entered into Amendment No. 2 (the "Second Amendment"), accompanied by a prospectus supplement, to the March 2022 Sales Agreement. The Second Amendment added the limitations imposed on the Program by General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) to the Sales Agreement. Pursuant to Instruction I.B.6, in no event will the Company sell ATM Shares through the Program with a value exceeding more than one-third of the Company’s “public float” (the market value of the Company’s outstanding common stock held by non-affiliates) in any twelve-month period so long as the Company’s public float remains below $75.0 million.

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the year ended December 31, 2023, there were no shares of the Company's common stock sold pursuant to the October 2022 Sales Agreement.

Equity Purchase Agreement

In September 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement” or “Equity Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park purchased 102,040 Purchase Shares at a purchase price of $2.94 per share, for a total gross purchase price of $3.0 million (the “Initial Purchase”), and the Company issued 25,244 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. From the date of the agreement through December 31, 2022, the Company had initiated the purchase of an additional 380,000 shares of the Company’s common stock amounting to $6.2 million in gross proceeds. The Company has initiated no purchases through the Purchase Agreement for the year ended December 31, 2023.

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

13. Corporate Restructuring

In February 2022, the Company implemented a corporate restructuring to align its resources to focus on its UBX1325 program while further extending operating capital. The restructuring resulted in an elimination of 29 positions, or approximately 50% of the Company’s workforce, in the first nine months of 2022. The Company incurred a one-time employee benefits and severance charge of approximately $1.9 million in operating expenses which was primarily recorded in the first nine months of 2022. Restructuring charges incurred under this plan primarily consisted of employee termination benefits. Employee termination benefits include $1.6 million of severance costs, $0.2 million of employee-related benefits, $0.1 million of payroll taxes and supplemental one-time termination payments. Charges and other costs related to the workforce reduction and structure realignment, and non-cash share-based compensation credits related to the forfeiture of stock options for $1.7 million, are included in operating expenses in the Statements of Operations and Comprehensive Loss. Of the total charge, $1.4 million was recorded to research and development expenses and $0.5 million was recorded to general and administrative expenses during the year ended December 31, 2022.

In May 2023, the Company implemented a reduction in its workforce to align operations with the changes in its corporate strategy to focus on resource optimization to enable the initiation and advancement of key data readouts. The reduction decreased its headcount by nine employees, or approximately 29% of the Company’s workforce, effective as of May 31, 2023. Six employees departed as of the effective date and three employees departed as of June 30, 2023. The Company recognized the employee benefits and severance charge of approximately $0.6 million in operating expenses in the second quarter of 2023. Restructuring charges primarily consisted of employee termination benefits, which included $0.5 million of severance costs, $0.1 million of employee-related benefits, and a negligible amount of payroll taxes. Charges and other costs related to the restructuring, and non-cash share-based compensation credits related to the forfeiture of stock options were negligible and are included in operating expenses in the Statements of Operations and Comprehensive Loss. Of the total charge, $0.4 million was recorded to research and development expenses and $0.2 million was recorded to general and administrative expenses during the year ended December 31, 2023.

14. Stock-Based Compensation

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

Following the Company’s IPO and in connection with the effectiveness of the 2018 Plan, the 2013 Equity Incentive Plan (the “2013 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2013 Plan will continue to be governed by their existing terms and the shares that remained outstanding for issuance under the 2013 Plan were transferred into the 2018 Plan. As of December 31, 2023, there were in aggregate 2,182,500 shares of common stock authorized for issuance under the 2018 Plan.

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

In March 2020, the Company’s board of directors approved the Company’s 2020 Employment Inducement Incentive Plan (“the 2020 Plan”), to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company. The 2020 Plan initially reserved 110,000 shares for the issuance of stock options, and in November 2020, the Company reserved an additional 150,000 shares of common stock for future issuance under the 2020 Plan. In February 2023, the Company reserved an additional 300,000 shares of common stock for future issuance under the 2020 Plan. Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2020 Plan. As of December 31, 2023, there were in aggregate 542,000 shares of common stock authorized for issuance under the 2020 Plan.

Equity Incentive Plan Activity

The following sections summarize activity under the Company’s equity incentive plans.

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Plan, 2018 Plan and 2020 Plan for the year ended December 31, 2023 is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2022	68,838	1,609,938	$27.51	8.3	$251
Shares added	1,010,831	—	—
Granted	(446,200)	446,200	2.79
Exercised	—	—	—
Canceled	153,367	(142,793)	7.96
Balance at December 31, 2023	786,836	1,913,345	$14.23	7.1	$5
Vested and exercisable at December 31, 2023		1,179,366	$20.51	6.0	$—
Vested and expected to vest at December 31, 2023		1,913,345	$14.23	7.1	$5

The total intrinsic value of options exercised was zero for the years ended December 31, 2023 and 2022, respectively. The weighted-average estimated fair value of stock options granted was $2.79 and $3.11 for the years ended December 31, 2023 and 2022, respectively.

The aggregate intrinsic value of options exercisable was zero as of December 31, 2023 and 2022.

In September 2020, the board of directors granted retention stock-based awards to employees covering an aggregate of 320,000 shares of common stock, including options to purchase an aggregate of 25,000 shares of common stock and 295,985 of restricted stock units. The awards are all time-based vesting and vest over three to four years.

During the years ended December 31, 2023 and 2022, there were no shares issued in settlement of stock-based compensation awards accounted for as liability awards.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	146,333	$27.66
Granted	—	$—
Released	(94,534)	$28.39
Canceled	(10,574)	$11.27
Unvested at December 31, 2023	41,225	$30.18

As of December 31, 2023, the total stock-based compensation cost related to options and RSUs granted but not yet amortized was $3.9 million and will be recognized over a weighted-average period of approximately 0.9 years. The total grant date fair value of RSUs and RSAs vested during the years ended December 31, 2023 and 2022 was approximately $0.3 million and $0.6 million, respectively.

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

Valuation of Stock Options

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP awards. The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2023	2022	2021
Expected term of options (in years)	5.79	5.55	6.0
Expected stock price volatility	94.11%-98.92%	86.22%-93.17%	85.7%-88.5%
Risk-free interest rate	3.36%-4.13%	2.41%-4.01%	1.08%-1.35%
Expected dividend yield	—	—	—

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

As of December 31, 2023, there were 3,336 market contingent stock option awards outstanding with a total fair value of $0.1 million.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees and costs associated with the 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$1,947	$3,526	$4,809
General and administrative	5,472	5,853	6,744
Total	$7,419	$9,379	$11,553

During the years ended December 31, 2023, 2022 and 2021, stock-based compensation expense recognized related to nonemployee options was $0.4 million, $0.2 million and $0.4 million, respectively.

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

On the effective date of the Repricing, 26 employees and certain service providers held 444,273 shares of the Company's common stock under option grants that met the eligibility criteria. Eligible outstanding options continue to remain outstanding in accordance with their current terms and conditions. On the effective date of the Repricing, the Company recognized $0.2 million of additional stock-based compensation from 251,821 shares of its common stock under vested options. The Company anticipates an additional $0.1 million will be expensed over the period from the effective date of the Repricing through 2025 relating to 170,189 shares of the Company's common stock under unvested options.

Stock option and awards modification

In connection with the corporate restructuring, the Company’s executed consulting agreements with five of the 9 employees that were terminated as part of the reduction in force. The consulting agreements allowed for the non-employee to continue vesting in their option and awards, resulting in a modification to all then vested and outstanding option and awards. The modification resulted in an incremental compensation charge recognized upfront on the date of modification of $0.3 million. These costs were recorded as part of the stock compensation expense within “Research and development” and “General and administrative” costs within the Statement of Operations and Comprehensive Loss. There was no material incremental compensation expense as a result of modifications during the year ended December 31, 2022 and 2021.

15. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted earnings (loss) per share also requires the consideration of the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock related to the warrants outstanding.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2023	2022 (Restated)	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(39,860)	$(44,469)	$(60,725)
Denominator:
Weighted average number of shares outstanding—basic and diluted	14,773,612	9,494,421	5,581,587
Net loss per share—basic and diluted	$(2.70)	$(4.68)	$(10.88)

The Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential securities outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31,
	2023	2022	2021
Options to purchase common stock	1,913,345	1,609,938	866,696
Outstanding warrants to purchase common stock	6,557,152	6,428,572	—
Early exercised common stock subject to future vesting	3,336	3,336	3,336
RSUs subject to future vesting	41,225	146,333	199,094
Shares subject to future vesting relating to the 2018 ESPP	47,389	65,939	14,774
Total	8,562,447	8,254,118	1,083,900

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 6, “License Revenue, Agreements and Strategic Investment”.

16. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the years ended December 31, 2023, 2022 and 2021, the Company recorded matching contributions of $0.3 million, $0.4 million and $0.5 million, respectively.

17. Income Taxes

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

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year ended December 31,
	2023	2022 (Restated)	2021
Taxes at the U.S. statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	9.0	9.1	4.4
Other	0.5	(0.8)	(0.4)
Warrant activity	2.8	7.3	—
Stock-based compensation	(2.5)	(6.6)	(1.6)
Research and development tax credits	1.8	2.9	3.2
Rate change	(8.8)	4.7	3.8
ASC 740-10	—	(7.5)	(4.2)
Change in valuation allowance	(23.7)	(30.1)	(26.2)
Total provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$81,094	$73,322
Research and development tax credits	9,552	8,646
Stock-based compensation	5,078	4,589
Accruals and other	320	587
Intangibles	1,343	5,329
Section 174 capitalization research expenses	10,117	6,624
Charitable contributions	—	12
Operating lease liabilities	6,280	6,908
Total deferred tax assets	113,784	106,017
Deferred tax liabilities:
Operating lease right-of-use asset	(3,041)	(4,371)
Fixed assets	(1,033)	(1,299)
Total deferred tax liabilities	(4,074)	(5,670)
Valuation allowance	(109,710)	(100,347)
Net deferred tax assets	$—	$—

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

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.4 million and $13.4 million during the years ended December 31, 2023 and 2022, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$305,873	Do Not Expire
Net operating losses, federal (pre January 1, 2018)	64,136	2029 - 2037
Net operating losses, state	185,897	2034 - 2043
Research and development tax credits, federal	8,799	2034 - 2043
Research and development tax credits, California	7,070	Indefinite

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. In August 2022, the Company's Follow-On Offering may have resulted in an ownership change, which could substantially restrict the ability to utilize existing net operating losses, credits and other attribute carryforwards as well. The Company is still analyzing the impact of the Follow-On Offering relative to Internal Revenue Code Sections 382 and 383.

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will be effective for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The IRA is not expected to have a material impact for the Company.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Gross unrecognized tax benefits at January 1	$17,605	$13,221	$7,142
Additions for tax positions taken in the current year	84	4,395	3,457
Reductions for tax positions taken in the prior year	(232)	(11)	2,622
Gross unrecognized tax benefits at December 31	$17,457	$17,605	$13,221

If recognized, none of the unrecognized tax benefits as of December 31, 2023 and 2022 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2023 and 2022, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and Arizona, California, Colorado, Delaware, Florida, Illinois, Massachusetts, Rhode Island and Washington. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
18. Quarterly Financial Information (Unaudited)

The previously reported financial information for the three and nine months ended September 30, 2022, the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023, have been restated. Relevant restated financial information for each relevant period is included in this Annual Report on Form 10-K in the tables that follow. As part of the Warrants restatement (as noted below in the section titled ‘Warrant Adjustments’ for which the amounts restated are included with reference (a) in the table below), the Company has corrected certain other immaterial errors. While these other errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors, the Company has corrected other errors as well. These adjustments are described in more detail in restated references (b), (c) and (d) in the section titled ‘Other Adjustments impacting only the interim periods for 2022 and 2023’.

Warrant Adjustment

(a) In March 2024, the Company concluded that it incorrectly classified certain warrants (the “Existing Warrants”) that were issued to investors in connection with a public offering of the Company’s common stock (“Common Stock”) in August 2022.

Historically, the Existing Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Additionally, the Statements of Operations and Comprehensive Loss did not include the subsequent non-cash changes in the fair value of the Existing Warrants. The Company reassessed its accounting for the Existing Warrants and determined that the Existing Warrants should be classified as liabilities measured at fair value upon issuance with subsequent changes in fair value reported, as well as the issuance cost associated with the Existing Warrants, in the Company’s Statement of Operations and Comprehensive Loss.

Other Adjustments impacting only the interim periods for 2022 and 2023

The Company has corrected other immaterial errors. While these other errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors, the Company has decided to correct these other errors as well. The adjustments to correct errors related to the out-of-period expenses are as follows:

(b) The Company had previously understated its accrued and other current liability and overstated its prepaid expenses and other current assets as of September 30, 2022 and understated its research and development operating expense for the three- and nine- months ended September 30, 2023 by $0.9 million.

The impact of the above other adjustment is reflected in the restatement tables below, as indicated by reference (b).

(c) The Company had previously overstated the amortization of debt issuance cost. This resulted in the understatement of the long-term debt liability as of June 30, 2023 and the overstatement of interest expense for the three- and six- months ended June 30, 2023 by $0.1 million.

The impact of the above other adjustment is reflected in the restatement tables below, as indicated by reference (c).

(d) The Company had previously overstated its stock-compensation expense in the three months ended March 31, 2023 by $0.1 million, three- and six- months ended June 30, 2023 by $0.1 million and $0.2 million, respectively, and for the three- and nine- months ended September 30, 2023 by $0.3 million and $0.6 million, respectively.

The impact of the above other adjustment is reflected in the restatement tables below as indicated by reference (d).

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented (in thousands).

Balance Sheets

	September 30, 2022 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$22,576	$—		$22,576
Short-term marketable securities	76,364	—		76,364
Prepaid expenses and other current asset	3,234	(150)	b	3,084
Restricted cash	550	—		550
Total current assets	102,724	(150)		102,574
Property and equipment, net	8,202	—		8,202
Operating lease right-of-use assets	19,515	—		19,515
Long-term marketable securities	4,980	—		4,980
Long-term restricted cash	896	—		896
Other long-term assets	76	—		76
Total assets	$136,393	$(150)		$136,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,444	$—		$2,444
Accrued compensation	2,961	—		2,961
Accrued and other current liabilities	4,593	728	b	5,321
Current portion of long-term debt	6,776	—		6,776
Total current liabilities	16,774	728	b	17,502
Operating lease liability, net of current portion	27,792	—		27,792
Long-term debt, net	13,262	—		13,262
Warrant liability	—	16,633	a	16,633
Total liabilities	57,828	17,361		75,189
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2022 ; 14,036,249 shares issued and outstanding as of September 30, 2022	1	—		1
Additional paid-in capital	524,623	(26,222)	a	498,401
Accumulated other comprehensive loss	(275)	—		(275)
Accumulated deficit	(445,784)	8,711	a,b	(437,073)
Total stockholders’ equity	78,565	(17,511)		61,054
Total liabilities and stockholders’ equity	$136,393	$(150)		$136,243

	March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$22,972	$—		$22,972
Short-term marketable securities	60,420	—		60,420
Prepaid expenses and other current assets	2,989	—		2,989
Total current assets	86,381	—		86,381
Property and equipment, net	7,496	—		7,496
Operating lease right-of-use asset	18,557	—		18,557
Long-term deposits	896	—		896
Long-term restricted cash	896	—		896
Other long-term assets	29	—		29
Total assets	$114,255	$—		$114,255
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,470	$—		$1,470
Accrued compensation	1,983	—		1,983
Accrued and other current liabilities	5,343	—		5,343
Current portion of long-term debt	13,062	—		13,062
Total current liabilities	21,858	—		21,858
Operating lease liability, net of current portion	26,150	—		26,150
Long-term debt, net	7,619	—		7,619
Warrant liability	—	5,273	a	5,273
Total liabilities	55,627	5,273		60,900
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2023; 14,359,214 shares issued and outstanding as of March 31, 2023	1	—		1
Additional paid-in capital	529,593	(26,317)	a,d	503,276
Accumulated other comprehensive loss	(150)	—		(150)
Accumulated deficit	(470,816)	21,044	a,d	(449,772)
Total stockholders’ equity	58,628	(5,273)		53,355
Total liabilities and stockholders’ equity	$114,255	$—		$114,255

	June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$19,118	$—		$19,118
Short-term marketable securities	49,974	—		49,974
Prepaid expenses and other current assets	3,874	—		3,874
Total current assets	72,966	—		72,966
Property and equipment, net	7,181	—		7,181
Operating lease right-of-use asset	18,061	—		18,061
Long-term marketable securities	1,899	—		1,899
Long-term restricted cash	896	—		896
Other long-term assets	5	—		5
Total assets	$101,008	$—		$101,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,449	$—		$1,449
Accrued compensation	1,652	—		1,652
Accrued and other current liabilities	5,417	—		5,417
Current portion of long-term debt	13,704	(81)	c	13,623
Total current liabilities	22,222	(81)		22,141
Operating lease liability, net of current portion	25,297	—		25,297
Long-term debt, net	4,082	(15)	c	4,067
Warrant liability	—	8,734	a	8,734
Total liabilities	51,601	8,638		60,239
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2023; 14,595,477 shares issued and outstanding as of June 30, 2023	1	—		1
Additional paid-in capital	532,563	(26,431)	a,d	506,132
Accumulated other comprehensive loss	(136)	—		(136)
Accumulated deficit	(483,021)	17,793	a,c,d	(465,228)
Total stockholders’ equity	49,407	(8,638)		40,769
Total liabilities and stockholders’ equity	$101,008	$—		$101,008

	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$7,876	$—		$7,876
Short-term marketable securities	38,063	—		38,063
Prepaid expenses and other current assets	3,599	—		3,599
Total current assets	49,538	—		49,538
Property and equipment, net	5,314	—		5,314
Operating lease right-of-use asset	13,522	—		13,522
Long-term restricted cash	896	—		896
Total assets	$69,270	$—		$69,270
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,149	$—		$1,149
Accrued compensation	2,226	—		2,226
Accrued and other current liabilities	5,258	—		5,258
Total current liabilities	8,633	—		8,633
Operating lease liability, net of current portion	24,431	—		24,431
Warrant liability	—	8,481	a	8,481
Total liabilities	33,064	8,481		41,545
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2023; 14,614,890 shares issued and outstanding as of September 30, 2023	1	—		1
Additional paid-in capital	534,570	(26,781)	a,d	507,789
Accumulated other comprehensive loss	(55)	—		(55)
Accumulated deficit	(498,310)	18,300	a,d	(480,010)
Total stockholders’ equity	36,206	(8,481)		27,725
Total liabilities and stockholders’ equity	$69,270	$—		$69,270

Quarterly and Year to Date Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2022 (unaudited)				Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
Licensing revenue - related party	$—	$—		$—	$236	$—		$236
Operating expenses:
Research and development	8,208	878	b	9,086	28,222	878	b	29,100
General and administrative	4,922	—		4,922	15,669	—		15,669
Total operating expenses	13,130	878		14,008	43,891	878		44,769
Loss from operations	(13,130)	(878)		(14,008)	(43,655)	(878)		(44,533)
Interest income	329	—		329	416	—		416
Interest expense	(866)	—		(866)	(2,568)	—		(2,568)
Gain (loss) on warrant liability	—	10,974	a	10,974	—	10,974	a	10,974
Other expense, net	(41)	(1,385)	a	(1,426)	49	(1,385)	a	(1,336)
Net loss	(13,708)	8,711		(4,997)	(45,758)	8,711		(37,047)
Other comprehensive loss
Unrealized loss on marketable debt securities	(88)	—		(88)	(231)	—		(231)
Comprehensive loss	$(13,796)	$8,711		$(5,085)	$(45,989)	$8,711		$(37,278)
Net loss per share, basic and diluted	$(1.36)	$—		$(0.50)	$(5.77)	$—		$(4.67)
Weighted average number of shares used in computing net loss per share, basic and diluted	10,072,077	—		10,072,077	7,928,729	—		7,928,729

	Three Months Ended March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Operating expenses:
Research and development	5,835	(75)	d	5,760
General and administrative	4,818	(20)	d	4,798
Total operating expenses	10,653	(95)		10,558
Loss from operations	(10,653)	95		(10,558)
Interest income	855	—		855
Interest expense	(1,002)	—		(1,002)
Gain (loss) on warrant liability	—	5,491	a	5,491
Other expense, net	(65)	—		(65)
Net loss	(10,865)	5,586		(5,279)
Other comprehensive gain
Unrealized gain on marketable debt securities	101	—		101
Comprehensive loss	$(10,764)	$5,586		$(5,178)
Net loss per share, basic and diluted	$(0.76)	$—		$(0.37)
Weighted average number of shares used in computing net loss per share, basic and diluted	14,312,887	—		14,312,887

	Three Months Ended June 30, 2023 (unaudited)				Six Months Ended June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
Licensing revenue - related party	$—	$—		$—	$—	$—		$—
Operating expenses:
Research and development	6,529	(94)	d	6,435	12,364	(169)	d	12,195
General and administrative	5,433	(20)	d	5,413	10,252	(40)	d	10,212
Total operating expenses	11,962	(114)		11,848	22,616	(209)		22,407
Loss from operations	(11,962)	114		(11,848)	(22,616)	209		(22,407)
Interest income	805	—		805	1,660	—		1,660
Interest expense	(979)	96	c	(883)	(1,981)	96	c	(1,885)
Gain (loss) on warrant liability	—	(3,461)	a	(3,461)	—	2,030	a	2,030
Other expense, net	(69)	—		(69)	(133)	—		(133)
Net loss	(12,205)	(3,251)		(15,456)	(23,070)	2,335		(20,735)
Other comprehensive gain
Unrealized gain on marketable debt securities	14	—		14	115	—		115
Comprehensive loss	$(12,191)	$(3,251)		$(15,442)	$(22,955)	$2,335		$(20,620)
Net loss per share, basic and diluted	$(0.85)	$—		$(1.07)	$(1.61)	$—		$(1.44)
Weighted average number of shares used in computing net loss per share, basic and diluted	14,425,775	—		14,425,775	14,369,643	—		14,369,643

	Three Months Ended September 30, 2023 (unaudited)				Nine Months Ended September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
Operating expenses:
Research and development	4,901	(269)	d	4,632	17,266	(438)	d	16,828
General and administrative	4,428	(81)	d	4,347	14,681	(121)	d	14,560
Impairment of long-lived assets	5,602	—		5,602	5,602	—		5,602
Total operating expenses	14,931	(350)		14,581	37,549	(559)		36,990
Loss from operations	(14,931)	350		(14,581)	(37,549)	559		(36,990)
Interest income	689	—		689	2,349	—		2,349
Interest expense	(470)	(96)	c	(566)	(2,451)	—		(2,451)
Gain (loss) on warrant liability	—	253	a	253	—	2,283	a	2,283
Other expense, net	(577)	—		(577)	(711)	—		(711)
Net loss	(15,289)	507		(14,782)	(38,362)	2,842		(35,520)
Other comprehensive gain
Unrealized gain on marketable debt securities	81	—		81	196	—		196
Comprehensive loss	$(15,208)	$507		$(14,701)	$(38,166)	$2,842		$(35,324)
Net loss per share, basic and diluted	$(1.05)	$—		$(1.01)	$(2.66)	$—		$(2.46)
Weighted average number of shares used in computing net loss per share, basic and diluted	14,598,218	—		14,598,218	14,446,672	—		14,446,672

Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
As Previously Reported
Balances at June 30, 2022	6,958,494	$1	$472,193	$(187)	$(432,076)	$39,931
Issuance of common stock, net of issuance costs, under ATM equity offering program	633,464	—	8,570	—	—	8,570
Sale of common stock and warrants to purchase common shares under Follow-On Offering, net of issuance costs	6,428,571	—	41,650	—	—	41,650
Vesting of restricted stock units	15,720	—	—	—	—	—
Stock-based compensation	—	—	2,210	—	—	2,210
Unrealized loss on available-for-sale marketable securities	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(13,708)	(13,708)
Balances at September 30, 2022	14,036,249	$1	$524,623	$(275)	$(445,784)	$78,565

Adjustment
Balances at June 30, 2022	—	$—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs, under ATM equity offering program	—	—	—	—	—	—
Sale of common stock and warrants to purchase common shares under Follow-On Offering, net of issuance costs	—	—	(26,222)	—	—	(26,222)
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	8,711	8,711
Balances at September 30, 2022	—	$—	$(26,222)	$—	$8,711	$(17,511)

As Restated
Balances at June 30, 2022	6,958,494	$1	$472,193	$(187)	$(432,076)	$39,931
Issuance of common stock, net of issuance costs, under ATM equity offering program	633,464	—	8,570	—	—	8,570
Sale of common stock under Follow-On Offering, net of issuance costs	6,428,571	—	15,428	—	—	15,428
Vesting of restricted stock units	15,720	—	—	—	—	—
Stock-based compensation	—	—	2,210	—	—	2,210
Unrealized loss on available-for-sale marketable securities	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(4,997)	(4,997)
Balances at September 30, 2022	14,036,249	$1	$498,401	$(275)	$(437,073)	$61,054

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
As Previously Reported
Balances at December 31, 2022	14,215,302	$1	$527,049	$(251)	$(459,951)	$66,848
Issuance of common stock, net of issuance costs, under ATM equity offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,270	—	—	2,270
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(10,865)	(10,865)
Balances at March 31, 2023	14,359,214	$1	$529,593	$(150)	$(470,816)	$58,628

Adjustment
Balances at December 31, 2022	—	$—	$(26,222)	$—	$15,458	$(10,764)
Issuance of common stock, net of issuance costs, under ATM equity offering program	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	(95)	—	—	(95)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	5,586	5,586
Balances at March 31, 2023	—	$—	$(26,317)	$—	$21,044	$(5,273)

As Restated
Balances at December 31, 2022	14,215,302	$1	$500,827	$(251)	$(444,493)	$56,084
Issuance of common stock, net of issuance costs, under ATM equity offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,175	—	—	2,175
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(5,279)	(5,279)
Balances at March 31, 2023	14,359,214	$1	$503,276	$(150)	$(449,772)	$53,355

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
As Previously Reported
Balances at March 31, 2023	14,359,214	$1	$529,593	$(150)	$(470,816)	$58,628
Issuance of common stock, net of issuance costs, under ATM equity offering program	168,000	—	518	—	—	518
Issuance of common stock under 2018 ESPP	41,497	—	91	—	—	91
Vesting of restricted stock units	26,766	—	—	—	—	—
Stock-based compensation	—	—	2,361	—	—	2,361
Unrealized gain on available-for-sale marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(12,205)	(12,205)
Balances at June 30, 2023	14,595,477	$1	$532,563	$(136)	$(483,021)	$49,407

Adjustment
Balances at March 31, 2023	—	$—	$(26,317)	$—	$21,044	$(5,273)
Issuance of common stock, net of issuance costs, under ATM equity offering program	—	—	—	—	—	—
Issuance of common stock under 2018 ESPP	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	(114)	—	—	(114)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(3,251)	(3,251)
Balances at June 30, 2023	—	$—	$(26,431)	$—	$17,793	$(8,638)

As Restated
Balances at March 31, 2023	14,359,214	$1	$503,276	$(150)	$(449,772)	$53,355
Issuance of common stock, net of issuance costs, under ATM equity offering program	168,000	—	518	—	—	518
Issuance of common stock under 2018 ESPP	41,497	—	91	—	—	91
Vesting of restricted stock units	26,766	—	—	—	—	—
Stock-based compensation	—	—	2,247	—	—	2,247
Unrealized gain on available-for-sale marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(15,456)	(15,456)
Balances at June 30, 2023	14,595,477	$1	$506,132	$(136)	$(465,228)	$40,769

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
As Previously Reported
Balances at June 30, 2023	14,595,477	$1	$532,563	$(136)	$(483,021)	$49,407
Fees related to the ATM offering program	—	—	(48)	—	—	(48)
Vesting of restricted stock units	19,413	—	—	—	—	—
Stock-based compensation	—	—	2,055	—	—	2,055
Unrealized gain on available-for-sale marketable securities	—	—	—	81	—	81
Net loss	—	—	—	—	(15,289)	(15,289)
Balances at September 30, 2023	14,614,890	$1	$534,570	$(55)	$(498,310)	$36,206

Adjustment
Balances at June 30, 2023	—	$—	$(26,431)	$—	$17,793	$(8,638)
Fees related to the ATM offering program	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	(350)	—	—	(350)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	507	507
Balances at September 30, 2023	—	$—	$(26,781)	$—	$18,300	$(8,481)

As Restated
Balances at June 30, 2023	14,595,477	$1	$506,132	$(136)	$(465,228)	$40,769
Fees related to the ATM offering program	—	—	(48)	—	—	(48)
Vesting of restricted stock units	19,413	—	—	—	—	—
Stock-based compensation	—	—	1,705	—	—	1,705
Unrealized gain on available-for-sale marketable securities	—	—	—	81	—	81
Net loss	—	—	—	—	(14,782)	(14,782)
Balances at September 30, 2023	14,614,890	$1	$507,789	$(55)	$(480,010)	$27,725

Statements of Cash Flows

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	Reference	As Restated
Operating activities
Net loss	$(45,758)	$8,711	a,b	$(37,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,771	—		1,771
Amortization of debt issuance costs	989	—		989
Debt extinguishment gain upon conversion to equity	(199)	—		(199)
Net accretion and amortization of premium and discounts on marketable securities	155	—		155
Gain on disposal of property and equipment	(247)	—		(247)
Stock-based compensation	7,120	—		7,120
Non-cash rent expense	(1,891)	—		(1,891)
(Gain) loss on warrant liability	—	(10,974)	a	(10,974)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,355)	150	b	(1,205)
Other long-term assets	15	—		15
Accounts payable	459	—		459
Accrued compensation	(1,067)	—		(1,067)
Accrued liabilities and other current liabilities	(632)	728	b	96
Other long-term liabilities	(23)	—		(23)
Net cash used in operating activities	(40,663)	(1,385)		(42,048)
Investing activities
Purchase of marketable securities	(86,567)	—		(86,567)
Maturities of marketable securities	62,000	—		62,000
Purchase of property and equipment	(59)	—		(59)
Sale of property and equipment	272	—		272
Net cash used in investing activities	(24,354)	—		(24,354)
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	12,003	—		12,003
Proceeds from sale of common stock and warrants under Follow-On Offering	41,650	3,350	a	45,000
Issuance costs for sale of common stock	—	(1,965)	a	(1,965)
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	910	—		910
Proceeds from issuance of common stock under 2018 ESPP	125	—		125
Net cash provided by financing activities	54,688	1,385		56,073
Net decrease in cash, cash equivalents and restricted cash	(10,329)	—		(10,329)
Cash, cash equivalents and restricted cash at beginning of the period	34,351	—		34,351
Cash, cash equivalents and restricted cash at end of the period	$24,022	$—		$24,022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,577	$—		$1,577
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in payment of debt	$3,179	$—		$3,179

Cash and cash equivalents	$22,576	$—		$22,576
Restricted cash	1,446	—		$1,446
Total cash, cash equivalents and restricted cash	$24,022	$—		$24,022

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	Reference	As Restated
Operating activities
Net loss	$(10,865)	$5,586	a,d	$(5,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	—		329
Amortization of debt issuance costs	314	—		314
Net accretion and amortization of premium and discounts on marketable securities	(433)	—		(433)
Stock-based compensation	2,270	(95)	d	2,175
Non-cash rent expense	(270)	—		(270)
(Gain) loss on warrant liability	—	(5,491)	a	(5,491)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,249)	—		(1,249)
Other long-term assets	23	—		23
Accounts payable	(320)	—		(320)
Accrued compensation	(1,037)	—		(1,037)
Accrued liabilities and other current liabilities	(78)	—		(78)
Net cash used in operating activities	(11,316)	—		(11,316)
Investing activities
Purchase of marketable securities	(5,973)	—		(5,973)
Maturities of marketable securities	27,251	—		27,251
Net cash provided by investing activities	21,278	—		21,278
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	274	—		274
Net cash provided by financing activities	274	—		274
Net increase in cash, cash equivalents and restricted cash	10,236	—		10,236
Cash, cash equivalents and restricted cash at beginning of the period	13,632	—		13,632
Cash, cash equivalents and restricted cash at end of the period	$23,868	$—		$23,868
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$680	$—		$680

Cash and cash equivalents	$22,972	$—		$22,972
Restricted cash	896	—		$896
Total cash, cash equivalents and restricted cash	$23,868	$—		$23,868

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	Reference	As Restated
Operating activities
Net loss	$(23,070)	$2,335	a,c,d	$(20,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	—		643
Amortization of debt issuance costs	653	(96)	c	557
Net accretion and amortization of premium and discounts on marketable securities	(831)	—		(831)
Stock-based compensation	4,631	(209)	d	4,422
Non-cash rent expense	(540)	—		(540)
(Gain) loss on warrant liability	—	(2,030)	a	(2,030)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,134)	—		(2,134)
Other long-term assets	47	—		47
Accounts payable	(341)	—		(341)
Accrued compensation	(1,368)	—		(1,368)
Accrued liabilities and other current liabilities	(89)	—		(89)
Net cash used in operating activities	(22,399)	—		(22,399)
Investing activities
Purchase of marketable securities	(21,868)	—		(21,868)
Maturities of marketable securities	53,000	—		53,000
Net cash provided by investing activities	31,132	—		31,132
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	792	—		792
Repayment of term loan debt	(3,234)	—		(3,234)
Proceeds from issuance of common stock under 2018 ESPP	91	—		91
Net cash used in financing activities	(2,351)	—		(2,351)
Net increase in cash, cash equivalents and restricted cash	6,382	—		6,382
Cash, cash equivalents and restricted cash at beginning of the period	13,632	—		13,632
Cash, cash equivalents and restricted cash at end of the period	$20,014	$—		$20,014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,362	$—		$1,362

Cash and cash equivalents	$19,118	$—		$19,118
Restricted cash	896	—		$896
Total cash, cash equivalents and restricted cash	$20,014	$—		$20,014

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	Reference	As Restated
Operating activities
Net loss	$(38,362)	$2,842	a,d	$(35,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	—		951
Amortization of debt issuance costs	705	—		705
Debt extinguishment loss upon paydown of principal	491	—		491
Net accretion and amortization of premium and discounts on marketable securities	(1,199)	—		(1,199)
Stock-based compensation	6,686	(559)	d	6,127
Non-cash rent expense	(811)	—		(811)
Impairment of long-lived assets	5,602	—		5,602
(Gain) loss on warrant liability	—	(2,283)	a	(2,283)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,858)	—		(1,858)
Other long-term assets	52	—		52
Accounts payable	(642)	—		(642)
Accrued compensation	(793)	—		(793)
Accrued liabilities and other current liabilities	(335)	—		(335)
Net cash used in operating activities	(29,513)	—		(29,513)
Investing activities
Purchase of marketable securities	(28,609)	—		(28,609)
Maturities of marketable securities	74,000	—		74,000
Purchase of property and equipment	(11)	—		(11)
Sale of property and equipment	1	—		1
Net cash provided by investing activities	45,381	—		45,381
Financing activities
Payment of debt principal	(20,000)	—		(20,000)
Payment of debt issuance costs	(1,563)	—		(1,563)
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	744	—		744
Proceeds from issuance of common stock under 2018 ESPP	91	—		91
Net cash used in financing activities	(20,728)	—		(20,728)
Net decrease in cash, cash equivalents and restricted cash	(4,860)	—		(4,860)
Cash, cash equivalents and restricted cash at beginning of the period	13,632	—		13,632
Cash, cash equivalents and restricted cash at end of the period	$8,772	$—		$8,772
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,969	$—		$1,969

Cash and cash equivalents	$7,876	$—		$7,876
Restricted cash	896	—		$896
Total cash, cash equivalents and restricted cash	$8,772	$—		$8,772

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness discussed below.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

As described in Note 2 of the Financial Statements, the Company concluded that the Existing Warrants in 2022 were incorrectly classified as equity and should have been recorded as liabilities. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement.

Management identified a material weakness in the design and operating effectiveness of the Company's review procedures related to complex security transactions. The reviewer had insufficient technical resources supporting the assessment of the complex securities accounting model and review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review. Based on this assessment, management believes that our internal control over financial reporting was not effective as of December 31, 2023.

Remediation Measures

We have identified and begun to implement steps, as further described below, designed to remediate the foregoing material weakness. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

To remediate this material weakness, we are in the process of expanding and improving our review process for complex security transactions and related accounting standards. We plan to improve this process by specifically incorporating the review of the accounting conclusions for each significant relevant contractual term, by using a robust accounting literature tool, and engaging third-party subject matter experts with relevant experience to determine the appropriate accounting for complex security transactions.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are deemed a “non-accelerated filer” and “smaller reporting company” within the definition of Rule 12b-2 of the Exchange Act, as our public float was below the specified thresholds as of June 30, 2023. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.

Item 9B. Other Information.

On April 11, 2024, the Board of Directors (the "Board") of the Company approved and adopted amended and restated bylaws (the "Bylaws"), which became effective the same day. Article II, Section 2.8 of the Bylaws was amended to modify the quorum required for the transaction of business at a meeting of stockholders of the Company to provide that the presence, in person or by proxy, of holders of one-third (1/3rd) of the voting power of the shares of stock issued and outstanding and entitled to vote at the meeting will constitute a quorum for the transaction of business at such meeting, except as otherwise provided by applicable law, the Certificate of Incorporation or the Bylaws. Prior to this amendment, the presence, in person or by proxy, of holders of a majority of the voting power of the shares of stock issued and outstanding and entitled to vote at the meeting would constitute a quorum for the transaction of business at such meeting. The change to the quorum requirement for stock holder meetings was made to improve the Company's ability to hold stockholder meetings when called.

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

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	10-19-22
3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.				X
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	10-Q	4.2	11-8-22
4.3	Form of Warrant.	8-K	4.1	8-22-22
4.4	Form of New Warrant	8-K	4.1	11-13-23
4.5	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018, by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4.3	4-5-18
4.6	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.5	3-15-23
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Amended and Restated Non-Employee Director Compensation Program (Effective January 1, 2019)	10-K	10.6	3-6-19
10.7#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.8#	Employment Agreement, dated January 29, 2018, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	S-1	10.11	4-5-18
10.9+	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.14	3-23-21

10.10+	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.15	3-23-21
10.11†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18
10.12+	Amendment to APG1252 License Agreement, dated as of March 28, 2018, by and between Ascentage Pharma Group Corp. Ltd.	10-K	10.17	3-23-21
10.13+	Amendment to Compound Library and Option Agreement, dated as of March 28, 2018, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.18	3-23-21
10.14(a)+	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(a)	3-23-21
10.14(b)+	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(b)	3-23-21
10.14(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.14(d)+	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(d)	3-23-21
10.14(e)+	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(e)	3-23-21
10.14(f)+	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(f)	3-23-21
10.14(g)+	Amendment No. 5 to Exclusive License Agreement, dated as of October 12, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(g)	3-23-21
10.15+	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.	10-K	10.20	3-23-21
10.16††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. And Unity Biotechnology, Inc.	10-K	10.22	3-6-19
10.17	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	10.23	3-6-19
10.18††††	First Amendment to Compound License Agreement for APG1197, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	11-25-19
10.19†††	Second Amendment to APG1252 License Agreement, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.25	3-11-20
10.20††††	Second Amendment to Compound Library and Option Agreement, dated as of January 8, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.26	3-11-20

10.21#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	10-K	10.27	3-11-20
10.22#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	10-K	10.29	3-11-20
10.23#	Employment Agreement, dated March 30, 2020, by and between Unity Biotechnology, Inc. and Anirvan Ghosh.	8-K	10.1	3-30-20
10.24#	Amended and Restated Non-Employee Director Compensation Program (effective as of March 30, 2020)	10-Q	10.2	5-7-20
10.25†††	Third Amendment to Compound License Agreement for APG-1197, dated June 29, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	7-1-20
10.26#	Employment Agreement, dated August 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.2	11-4-20
10.27#	Amendment to Employment Agreement, dated September 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.3	11-4-20
10.28†††	Loan and Security Agreement, dated August 3, 2020, between Unity Biotechnology, Inc. and Hercules Capital. Inc.	8-K	10.1	8-4-20
10.29	Amendment No. 1 to Loan and Security Agreement, dated December 15, 2021, by and between the Company and Hercules Capital, Inc.	8-K	10.1	12-15-21
10.30	Purchase Agreement, dated September 29, 2021, by and between the Unity Biotechnology, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	9-29-21
10.31	Registration Rights Agreement, dated September 29, 2021, by and between Unity Biotechnology and Lincoln Park Capital Fund, LLC.	8-K	10.2	9-29-21
10.32	Sales Agreement, dated March 15, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company , LLC.	S-3	1.2	3-15-22
10.33	Amendment No. 1 to Sales Agreement, dated August 17, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	8-K	1.1	8-19-22
10.34	Sales Agreement, dated October 14, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	S-3	1.2	10-14-22
10.35#	Separation Agreement, dated April 27, 2023, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	10-Q	10.1	5-9-23
10.36#	Consulting Agreement, dated April 27, 2023, by and between Unity Biotechnology, Inc. and Jamie Dananberg.	10-Q	10.2	5-9-23
10.37#	Second Amended and Restated Non-Employee Director Compensation Program (effective March 17, 2023).	10-Q	10.3	5-9-23
10.38	Amendment No. 2 to Loan and Security Agreement, dated January 25, 2023, by and between the Company and Hercules Capital, Inc.	10-Q	10.4	5-9-23
10.39	Amendment No. 2 to Sales Agreement, dated March 17, 2023, by and between Unity Biotechnology, Inc. and Cowen and Company LLC.	8-K	1.1	3-17-23
10.40	Inducement Offer to Exercise Common Stock Purchase Warrants Issued in November 9, 2023	8-K	10.1	11-13-23
10.41#	Third Amended and Restated Non-Employee Director Compensation Program.	10-K			X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities				X

Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Policy for Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Unity Biotechnology, Inc.

Date: April 15, 2024	By:	/s/ Anirvan Ghosh
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

Name	Title	Date

/s/ Anirvan Ghosh	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2024
Anirvan Ghosh, Ph.D.

/s/ Lynne Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2024
Lynne Sullivan

/s/ Keith R. Leonard Jr.	Chairman	April 15, 2024
Keith R. Leonard Jr.

/s/ Paul L. Berns	Director	April 15, 2024
Paul L. Berns

/s/ Nathaniel E. David	Director	April 15, 2024
Nathaniel E. David, Ph. D.

/s/ Gilmore O’Neill	Director	April 15, 2024
Gilmore O’Neill, M.B.

/s/ Margo Roberts	Director	April 15, 2024
Margo Roberts, Ph.D.

/s/ Michael P. Samar	Director	April 15, 2024
Michael P. Samar

/s/ Camille D. Samuels	Director	April 15, 2024
Camille D. Samuels