Form 10-Q
period 2024-03-31
Unity Biotechnology, Inc.
filed 2024-05-14
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 16,789,577 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements

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
•
our ability to maintain compliance with the minimum required closing bid price and the other standards for continued listing on the Nasdaq Global Select Market;
•
our ability to remediate a material weakness in our internal control over financial reporting;
•
developments and projections relating to our competitors and our industry, including competing therapies;
•
our financial performance;

•
macroeconomic trends and uncertainty, including high interest rates, rising inflation and the potential for local and/or global economic recession; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors”.

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

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	March 31, 2024	December 31, 2023(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,430	$19,803
Short-term marketable securities	28,902	23,398
Prepaid expenses and other current assets	2,187	3,404
Total current assets	38,519	46,605
Property and equipment, net	4,851	5,082
Operating lease right-of-use assets	12,441	12,981
Long-term marketable securities	1,952	—
Long-term restricted cash	896	896
Other long-term assets	204	126
Total assets	$58,863	$65,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,398	$1,380
Accrued compensation	1,154	1,841
Accrued and other current liabilities	5,180	4,619
Total current liabilities	7,732	7,840
Operating lease liability, net of current portion	22,606	23,539
Warrant liability	4,537	5,913
Total liabilities	34,875	37,292
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 16,786,647 and 16,784,969 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	514,167	512,773
Accumulated other comprehensive loss	(38)	(24)
Accumulated deficit	(490,143)	(484,353)
Total stockholders’ equity	23,988	28,398
Total liabilities and stockholders’ equity	$58,863	$65,690

(1) The balance sheet as of December 31, 2023 is derived from the audited financial statements as of that date.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	3,721	5,760
General and administrative	3,878	4,798
Total operating expenses	7,599	10,558
Loss from operations	(7,599)	(10,558)
Interest income	513	855
Interest expense	—	(1,002)
Gain (loss) on warrant liability	1,376	5,491
Other income (expense), net	(80)	(65)
Net loss	(5,790)	(5,279)
Other comprehensive (loss) gain
Unrealized gain (loss) on marketable debt securities	(14)	101
Comprehensive loss	$(5,804)	$(5,178)
Net loss per share, basic and diluted	$(0.34)	$(0.37)
Weighted-average number of shares used in computing net loss per share, basic and diluted(1)	16,785,090	14,312,887

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2023	16,784,969	$2	$512,773	$(24)	$(484,353)	$28,398
Repurchase of early exercised shares	(3,336)	—	—	—	—	—
Vesting of restricted stock units	5,014	—	—	—	—	—
Stock-based compensation	—	—	1,394	—	—	1,394
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(5,790)	(5,790)
Balances at March 31, 2024	16,786,647	$2	$514,167	$(38)	$(490,143)	$23,988

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	14,215,302	$1	$500,827	$(251)	$(444,493)	$56,084
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,175	—	—	2,175
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(5,279)	(5,279)
Balances at March 31, 2023	14,359,214	$1	$503,276	$(150)	$(449,772)	$53,355

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(5,790)	$(5,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	329
Amortization of debt issuance costs	—	314
Net accretion and amortization of premium and discounts on marketable securities	(261)	(433)
Gain on disposal of property and equipment	(16)	—
Stock-based compensation	1,394	2,175
Non-cash rent expense	(300)	(270)
(Gain) loss on warrant liability	(1,376)	(5,491)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,217	(1,249)
Other long-term assets	(78)	23
Accounts payable	19	(320)
Accrued compensation	(687)	(1,037)
Accrued liabilities and other current liabilities	468	(78)
Net cash used in operating activities	(5,183)	(11,316)
Investing activities
Purchase of marketable securities	(13,459)	(5,973)
Maturities of marketable securities	6,250	27,251
Sale of property and equipment	19	—
Net cash provided by (used in) investing activities	(7,190)	21,278
Financing activities
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	—	274
Net cash provided by financing activities	—	274
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,373)	10,236
Cash, cash equivalents and restricted cash at beginning of the period	20,699	13,632
Cash, cash equivalents and restricted cash at end of the period	$8,326	$23,868
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$680

Cash and cash equivalents	$7,430	$22,972
Restricted cash	896	896
Total cash, cash equivalents and restricted cash	$8,326	$23,868

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $490.1 million and $484.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company had net losses of $5.8 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $5.2 million and $11.3 million for the three months ended March 31, 2024 and 2023, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue and does not expect positive cash flows from operations in the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs, an Equity Purchase Agreement, the sale of common stock and warrants under a Follow-On Offering and the Inducement Offer and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. The Company had cash, cash equivalents, and marketable securities of $38.3 million as of March 31, 2024. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives, or the Company may be forced to liquidate assets where possible, or to cease operations or file for bankruptcy protection. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the accompanying unaudited condensed financial statements are filed with the Securities and Exchange Commission ("SEC").

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States SEC for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. As liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of "Other expense, net" in the Statements of Operations and Comprehensive Loss.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's condensed financial statements.

3. Fair Value Measurements

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

The Company’s financial assets and liabilities subject to fair value measurements and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,327	$6,327	$—	$—
Total cash equivalents	6,327	6,327	—	—
Short-term marketable securities:
U.S. treasuries	12,451	—	12,451	—
U.S. government debt securities	16,451	—	16,451	—
Total short-term marketable securities	28,902	—	28,902	—
Long-term marketable securities:
U.S. treasuries	1,952	—	1,952	—
Total long-term marketable securities	1,952	—	1,952	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements	$38,077	$7,223	$30,854	$—

Liabilities:
Warrant Liability	$4,537	$—	$—	$4,537
Total liabilities subject to fair value measurements on a recurring basis	$4,537	$—	$—	$4,537

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,864	$12,864	$—	$—
U.S. treasuries	2,989	—	2,989	—
Total cash equivalents	15,853	12,864	2,989	—
Short-term marketable securities:
U.S. treasuries	7,849	—	7,849	—
U.S. government debt securities	15,549	—	15,549	—
Total short-term marketable securities	23,398	—	23,398	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements	$40,147	$13,760	$26,387	$—

Liabilities:
Warrant Liability	$5,913	$—	$—	$5,913
Total liabilities subject to fair value measurements on a recurring basis	5,913	—	—	5,913

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

August 2022 Warrants ("Existing Warrants")

The common stock warrants are classified as a liability on the Balance Sheets and are measured at fair value with the change in fair value recorded within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the outstanding common warrants was $2.1 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively.

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

March 31, 2024
Common stock price	$1.64
Exercise price per share	$8.50
Estimated volatility	80.0%
Risk-free interest rate	4.36%
Contractual term (in years)	3.39

November 2023 Inducement Offer ('New Warrants')

In November 2023, the Company issued common stock warrants to purchase an aggregate of 2,143,000 shares of common stock at an exercise price of $1.92 per warrant. Additionally, 128,580 common stock warrants were issued to the Placement Agent ("Placement Agent Warrants") at an exercise price of $2.5563 per warrant. The New Warrants and Placement Agent Warrants are recorded for as a liability on the Balance Sheet and are adjusted to estimated fair value at period end through “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the New Warrants was $2.5 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively.

The Company estimates the fair value of its Level 3 warrant liabilities using a Monte Carlo simulation model. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility.

March 31, 2024
Common stock price	$1.64
Exercise price per share	$1.92-2.5563
Expected volatility	80.0%
Risk-free interest rate	4.25%
Contractual term (in years)	4.62

The following is a roll forward of the fair value of Level 3 warrants for the three months ended March 31, 2024 (in thousands):

Warrant Liability Fair Value
Balance at December 31, 2023	$5,913
Change in fair value	(1,376)
Balance at March 31, 2024	$4,537

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$6,327	$—	$—	$6,327
Total cash equivalents	6,327	—	—	6,327
Short-term marketable securities:
U.S. treasuries	12,474	—	(23)	12,451
U.S. government debt securities	16,464	—	(13)	16,451
Total short-term marketable securities	28,938	—	(36)	28,902
Long-term marketable securities:
U.S. treasuries	1,954	—	(2)	1,952
Total long-term marketable securities	1,954	—	(2)	1,952
Restricted Cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$38,115	$—	$(38)	$38,077

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$12,864	$—	$—	$12,864
U.S. treasuries	2,989	—	—	2,989
Total cash equivalents	15,853	—	—	15,853
Short-term marketable securities:
U.S. treasuries	7,853	4	(7)	7,850
U.S. government debt securities	15,570	1	(22)	15,549
Total short-term marketable securities	23,423	5	(29)	23,399
Restricted Cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$40,172	$5	$(29)	$40,148

At March 31, 2024, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2024, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three ended March 31, 2024 and no allowance for credit loss was recorded at March 31, 2024. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$60	$415
Prepaid insurance expenses	150	541
Tax credit receivable	1,493	1,493
Interest receivable	121	84
Other prepaid expenses and current assets	363	871
Total prepaid expenses & other current assets	$2,187	$3,404

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

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through June 30, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, which was offset against total rent expense.

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

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term will commence on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space will be subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first takes possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space will be $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.3 million in sublease commissions. Sublease income from Initial Therapeutics, Inc. was $0.8 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, which was offset against total rent expense.

The following table summarizes the components of lease expense and sublease income, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$938	$930
Variable lease cost	272	203
Sublease income	(1,472)	(963)
Total lease (income) cost	$(262)	$170

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes the maturities of lease liabilities as of March 31, 2024 (in thousands):

Amount
2024 (remaining 9 months)	$3,726
2025	5,123
2026	5,287
2027	5,457
2028	5,633
Thereafter	5,801
Total future minimum lease payments	31,027
Less: Amount representing interest	(4,877)
Present value of future minimum lease payments	26,150
Less: Current portion of operating lease liability	(3,544)
Noncurrent portion of operating lease liability	$22,606

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

7. Equity Financing

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of March 31, 2024 and December 31, 2023, there were 16,786,647 and 16,784,969 shares, respectively, of common stock issued and outstanding.

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

The Existing Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Existing Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As of March 31, 2024, 2,143,000 warrants have been exercised.

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

At March 31, 2024 and December 31, 2023, the Company updated the estimated fair value of the outstanding Existing Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $2.1 million and $2.8 million (subsequent to the exercise of the Existing Warrants as described in the section below), respectively. The change in fair value for the three months ended March 31, 2024 and 2023 of $0.7 million and $5.5 million, respectively, was recorded as the Gain (loss) on warrant liability in the condensed Statements of Operations and Comprehensive Loss.

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

At March 31, 2024 and December 31, 2023, the Company updated the estimated fair value of the outstanding New Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $2.5 million and $3.1 million (subsequent to the exercise of the Existing Warrants as described in the section below), respectively. The change in fair value for the three months ended March 31, 2024 and 2023 of $0.6 million and zero, respectively, was recorded as the Gain (loss) on warrant liability in the condensed statements of operations and comprehensive loss.

8. Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan (the "2018 Plan"), and 2020 Employment Inducement Incentive Plan for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2023	1,913,345	$14.23
Granted	621,834	$1.67
Canceled	(159,095)	$6.02
Balances at March 31, 2024	2,376,084	$11.49

A summary of the Company’s restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	41,225	$30.18
Granted	407,725	$1.67
Vested	(5,014)	$31.02
Canceled	(20,000)	$1.67
Unvested at March 31, 2024	423,936	$4.09

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

	Three Months Ended March 31,
	2024	2023
Research and development	$321	$682
General and administrative	1,073	1,493
Total	$1,394	$2,175

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(5,790)	$(5,279)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	16,785,090	14,312,887
Net loss per share—basic and diluted	$(0.34)	$(0.37)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	2,376,084	1,603,958
Outstanding warrants to purchase common stock	6,557,152	6,428,572
Early exercised common stock subject to future vesting	—	3,336
RSUs subject to future vesting	423,936	108,452
Shares subject to future vesting relating to the 2018 ESPP	46,046	65,939
Total	9,403,218	8,210,257

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023.

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

In May 2021, we initiated our Phase 2 BEHOLD study of UBX1325 in patients with DME and dosed our first patient in June 2021. This study was a multi-center, randomized, double-masked, sham-controlled study designed to evaluate the safety, tolerability, efficacy and durability of a single 10 µg dose of UBX1325 (foselutoclax) in patients with DME evaluated though 24 weeks. Patients had the option of rolling over to a 48-week long term extension and a majority of patients who completed their 24-week visits opted to remain in the study. A total of 65 patients were enrolled, randomized evenly between UBX1325 and sham-injected patients. These patients were being actively treated with anti-VEGF for at least 6 months prior to being randomized into the BEHOLD study (mean of 4.03 injections in the 6 months preceding randomization), and had persistent visual acuity deficits (requirement of 73 ETDRS letters or worse, equal to Snellen equivalent of approximately 20/40 or worse, where the mean of 61.4 letters at baseline was observed) and residual retinal fluid (requirement of ≥300 µm of central subfield thickness on optical coherence tomography, where the mean of approximately 439.6 µm at baseline was observed). At the time of randomization, patients were taken off of their anti-VEGF treatment, and instead treated with UBX1325 or a sham procedure. Endpoints explored in the study included safety and tolerability, changes in BCVA, CST, presence of SRF/IRF, proportion of patients requiring rescue treatment, and durability of effects.

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

In April 2023, we announced positive 48-week data from this long-term follow-up in our BEHOLD study in 50 patients who participated in the 48-week extension study, showing that a single injection of UBX1325 led to a statistically significant and clinically meaningful improvement in vision lasting for the duration of the study (48 weeks), marked by a gain of +6.2 ETDRS letters from baseline, representing a difference of +5.6 ETDRS letters compared to sham-treated patients (p=0.1198). In addition, patients treated with UBX1325 maintained stable CST (-13.7 µm) compared to worsening in sham-treated patients (+24.2 µm) that did not lead to a statistical significant difference (p=0.2289). Approximately 53% of UBX1325-treated patients did not require any additional injections through 48 weeks, compared to only 22% of patients in the sham arm. Retinal structure, as measured by central subfield thickness (CST), was maintained in UBX1325-treated patients throughout the duration of the study. UBX1325 continued to show a favorable safety and tolerability profile with no evidence of intraocular inflammation.

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. We are currently enrolling patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are expected to be randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We expect to enroll approximately 50 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three monthly doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, proportion of participants who not require rescue, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

In April 2024, we announced that the ongoing Phase 2b ASPIRE study of UBX1325 has been extended from 24 to 36 weeks to assess safety, efficacy, and potentially greater durability compared to aflibercept. There will be no scheduled treatments in either arm between 24 and 36 weeks to allow direct comparison of durability of effect between the two treatment arms. As a result of extending the study, we expect to disclose topline results from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025.

On age-related macular degeneration (AMD), in March 2022, we enrolled our first patient in the Phase 2 ENVISION study. This study was a prospective, multicenter, randomized, double-masked, active-controlled study to assess the safety, tolerability, and evidence of activity of a repeat intravitreal injection of UBX1325 (foselutoclax) in patients with neovascular AMD. In September 2022, the study completed enrollment of patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients were to have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients were followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $5.8 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of March 31, 2024, we had an accumulated deficit of $490.1 million, and we do not expect positive cash flows from operations in the foreseeable future.

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

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into on August 3, 2020 which was subsequently repaid on September 6, 2023.

Gain or Loss on Warrant Liability

Gain or loss is primarily related to the non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s common stock in August 2022 and the Inducement Offer in November 2023.

Other Income (Expense), Net

Other expense during the three months ended March 31, 2024 includes property and other taxes. Other expense during the three months ended March 31, 2023 includes property and other taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Summary of Operations Data:
Operating expenses:
Research and development	3,721	5,760	(2,039)
General and administrative	3,878	4,798	(920)
Total operating expenses	7,599	10,558	(2,959)
Loss from operations	(7,599)	(10,558)	2,959
Interest income	513	855	(342)
Interest expense	—	(1,002)	1,002
Gain (loss) on warrant liability	1,376	5,491	(4,115)
Other expense, net	(80)	(65)	(15)
Net loss	$(5,790)	$(5,279)	$(511)

Research and Development

Research and development expenses decreased by $2.1 million, to $3.7 million for the three months ended March 31, 2024 from $5.8 million for the three months ended March 31, 2023. The decrease was primarily due to decreases of $1.6 million in direct research and development expenses mainly due to the completion of the Phase 2 BEHOLD study of UBX1325 in patients with DME and the Phase 2 ENVISION study of UBX1325 in patients with AMD, $0.4 million in operating costs due to reduced fixed assets depreciation and reduced office space, and $0.1 million in personnel costs due to our reduced headcount related to our reduction in force.

General and Administrative

General and administrative expenses decreased by $0.9 million, to $3.9 million for the three months ended March 31, 2024 from $4.8 million for the three months ended March 31, 2023. The decrease was primarily due to decreases of $0.4 million in personnel-related expenses due to reduced headcount and the higher bonus and severance amounts paid in 2022, $0.3 million in professional fees and accounting service fees, and $0.2 million in operating costs mainly from the continuation of sublease income generated from the East Grand property.

Interest Income

Our interest income was $0.5 million for the three months ended March 31, 2024, as compared to $0.9 million for the three months ended March 31, 2023. The decrease is primarily attributable to decreased cash on hand generating interest income.

Interest Expense

Our interest expense was zero and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, related to the Loan Agreement which was paid on September 6, 2023.

Gain or Loss on Warrant Liability

Our unrealized gain was $1.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively. Gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, net

Other expense, net, was $0.1 million for the three months ended March 31, 2024 and was primarily due to expenses for property and other taxes. Other expense, net, was $0.1 million for the three months ended March 31, 2023 and was primarily due to expenses for property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $5.8 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $490.1 million, and we do not expect positive cash flows from operations in the foreseeable future. Our future viability is dependent on its ability raise additional capital to finance its operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives, or liquidate assets where possible, cease operations or file for bankruptcy protection. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325, therefore, sufficient to fund our operations for a period of at least one year from the date the accompanying Financial Statements are filed with the Securities and Exchange Commission.

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

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the three months ended March 31, 2024, there were no shares of our common stock sold pursuant to the March 2022 Sales Agreement.

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

On November 9, 2023, we entered into an Inducement Offer with certain Holders of Existing Warrants to purchase up to an aggregate of 2,143,000 shares of common stock, which warrants were issued to the Holders on August 22, 2022, having an exercise price of $8.50 per share. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share in consideration of our agreement to issue New Warrants to purchase up to an aggregate of 2,143,000 shares of New Warrant Shares. Each New Warrant has an exercise price equal to $1.92 per share. We received aggregate gross proceeds of approximately $4.4 million from the Exercise, before deducting placement agent fees and other offering expenses payable by us. We also issued to the placement agent, H.C. Wainwright & Co., LLC, warrants to purchase up to 128,580 shares of common stock with an exercise price equal to $2.5563 per share. We expect to use the net proceeds from the Inducement Offer for working capital, operating expenses to include clinical trial progression, and general corporate purposes. The New Warrant Shares were registered on a Registration Statement on Form S-3 filed on December 6, 2023 pursuant to the terms of the Inducement Offer.

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the three months ended March 31, 2024.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(5,183)	$(11,316)
Cash provided by (used in) investing activities	(7,190)	21,278
Cash provided by (used in) financing activities	—	274
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,373)	$10,236

Operating Activities

Cash used in operating activities of $5.2 million for the three months ended March 31, 2024 consisted primarily of a net loss of $5.8 million, adjusted for net non-cash charges of $0.3 million and changes in net operating assets and liabilities of $0.9 million. Our non-cash charges consisted primarily of $1.4 million in stock-based compensation, and $0.2 million in depreciation and amortization, partially offset by a $1.4 million unrealized gain on the warrant liability, $0.3 million in non-cash rent expense, and $0.2 million in premium and discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $1.2 million in prepaid expenses and an increase of $0.5 million in accrued liabilities, partially offset by an increase of $0.1 million in other long-term assets and a decrease of $0.7 million in accrued compensation.

Cash used in operating activities of $11.3 million for the three months ended March 31, 2023 consisted primarily of a net loss of $5.3 million, adjusted for net non-cash charges of $3.4 million and changes in net operating assets and liabilities of $2.7 million. Our non-cash charges consisted primarily of $2.2 million in stock-based compensation, $0.3 million in depreciation and amortization, $0.3 million amortization of debt issuance costs, partially offset by a $5.5 million unrealized gain on the warrant liability, $0.4 million in premium and discounts on marketable securities, and $0.3 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of increases of $1.2 million in prepaid expenses and other current assets, and decreases of $1.0 million in accrued compensation, $0.3 million in accounts payable, and $0.1 million in accrued liabilities and other current liabilities.

Investing Activities

Cash used by investing activities of $7.2 million for the three months ended March 31, 2024 was related to the purchases of marketable securities of $13.5 million, partially offset by maturities of marketable securities of $6.3 million.

Cash provided by investing activities of $21.3 million for the three months ended March 31, 2023 was related to the maturities of marketable securities of $27.3 million, partially offset by purchases of marketable securities of $6.0 million.

Financing Activities

Cash used in financing activities was zero for the three months ended March 31, 2024.

Cash provided by financing activities of $0.3 million for the three months ended March 31, 2023 was primarily related to $0.3 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 6, “Commitments and Contingencies” to our financial statements for further information.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than as provided in Note 3 to our condensed financial statements, “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 3 to our condensed financial statements, “Summary of Significant Accounting Policies,” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $38.3 million as of March 31, 2024, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.

As described in Company's Annual Report filed with the SEC on April 15, 2024, management had identified a material weakness in the design and operating effectiveness of the Company's review procedures related to complex security transactions. The reviewer had insufficient technical resources supporting the assessment of the complex securities accounting model and review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review. Based on this assessment, management believes that our internal control over financial reporting was not effective as of December 31, 2023.

Remediation Measures

We have identified and begun to implement steps, as further described below, designed to remediate the above material weakness. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as discussed above, management determined that, as of March 31. 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2024 and 2023 was approximately $5.8 million and $5.3 million, respectively. As of March 31, 2024, we had an accumulated deficit of $490.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2024, we had capital resources consisting of cash, cash equivalents, and marketable securities of $38.3 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

As of March 31, 2024, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 34 issued and allowed U.S. patents and applications and 65 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the financial statements required to be included in our Annual Report on Form 10-K for the year ended December 31, 2023. Based on this assessment, we recognized a non-cash long-lived asset impairment charge of $5.6 million during the year ended December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended March 31, 2024.

b)
Repurchase of Shares or of Company Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - 31	3,336	$2.95	—	$—
February 1 - 29	—	$—	—	$—
March 1 -31	—	$—	—	$—
Total	3,336	$2.95	—	$—
(1)
Represents shares of unvested early exercised common stock that were repurchased by us from a former employee upon termination of employment in accordance with the terms of the employees’ stock option agreement. We repurchased the shares from the former employee at the original exercise price.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 5, 2024 and in compliance with the Company's Insider Trading Compliance Policy, our Chief Financial Officer and our Chief Legal Officer adopted a Rule 10b5-1 to cover tax withholding obligations incurred in connection with the vesting of restricted stock units. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting restricted stock units and the officers’ termination of service.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	10-K	4/15/2024	3.3

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Form of New Warrant.	8-K	11/13/2023	4.1

4.5	Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2018 by and among Unity Biotechnology, Inc. and the investors party thereto.	S-1	4/5/2018	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: May 14, 2024	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2024	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)