Form 10-Q
period 2024-06-30
Unity Biotechnology, Inc.
filed 2024-08-06
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 16,847,622 shares of common stock outstanding.

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
•
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to accurately report the results of our operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	June 30, 2024	December 31, 2023(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,584	$19,803
Short-term marketable securities	26,400	23,398
Prepaid expenses and other current assets	1,862	3,404
Total current assets	35,846	46,605
Property and equipment, net	4,630	5,082
Operating lease right-of-use assets	11,900	12,981
Long-term restricted cash	896	896
Other long-term assets	250	126
Total assets	$53,522	$65,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,456	$1,380
Accrued compensation	1,385	1,841
Accrued and other current liabilities	5,977	4,619
Total current liabilities	8,818	7,840
Operating lease liability, net of current portion	21,659	23,539
Warrant liability	3,291	5,913
Total liabilities	33,768	37,292
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 16,847,622 and 16,784,969 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	515,209	512,773
Accumulated other comprehensive loss	(35)	(24)
Accumulated deficit	(495,422)	(484,353)
Total stockholders’ equity	19,754	28,398
Total liabilities and stockholders’ equity	$53,522	$65,690

(1) The balance sheet as of December 31, 2023 is derived from the audited financial statements as of that date.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	3,463	6,435	7,184	12,195
General and administrative	3,516	5,413	7,394	10,212
Total operating expenses	6,979	11,848	14,578	22,407
Loss from operations	(6,979)	(11,848)	(14,578)	(22,407)
Interest income	515	805	1,028	1,660
Interest expense	—	(883)	—	(1,885)
Gain (loss) on warrant liability	1,246	(3,461)	2,622	2,030
Other income (expense), net	(61)	(69)	(141)	(133)
Net loss	(5,279)	(15,456)	(11,069)	(20,735)
Other comprehensive (loss) gain
Unrealized gain (loss) on marketable debt securities	3	14	(11)	115
Comprehensive loss	$(5,276)	$(15,442)	$(11,080)	$(20,620)
Net loss per share, basic and diluted	$(0.31)	$(1.07)	$(0.66)	$(1.44)
Weighted-average number of shares used in computing net loss per share, basic and diluted	16,815,387	14,425,775	16,800,238	14,369,643

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2023	16,784,969	$2	$512,773	$(24)	$(484,353)	$28,398
Repurchase of early exercised shares	(3,336)	—	—	—	—	—
Vesting of restricted stock units	5,014	—	—	—	—	—
Stock-based compensation	—	—	1,394	—	—	1,394
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(5,790)	(5,790)
Balances at March 31, 2024	16,786,647	$2	$514,167	$(38)	$(490,143)	$23,988
Issuance of common stock under 2018 ESPP	52,494	—	68	—	—	68
Vesting of restricted stock units	8,481	—	—	—	—	—
Stock-based compensation	—	—	974	—	—	974
Unrealized loss on available-for-sale marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(5,279)	(5,279)
Balances at June 30, 2024	16,847,622	$2	$515,209	$(35)	$(495,422)	$19,754

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	14,215,302	$1	$500,827	$(251)	$(444,493)	$56,084
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,175	—	—	2,175
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(5,279)	(5,279)
Balances at March 31, 2023	14,359,214	$1	$503,276	$(150)	$(449,772)	$53,355
Issuance of common stock, net of issuance costs, under ATM offering program	168,000	—	518	—	—	518
Issuance of common stock under 2018 ESPP	41,497	—	91	—	—	91
Vesting of restricted stock units	26,766	—	—	—	—	—
Stock-based compensation	—	—	2,247	—	—	2,247
Unrealized gain on available-for-sale marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(15,456)	(15,456)
Balances at June 30, 2023	14,595,477	$1	$506,132	$(136)	$(465,228)	$40,769

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(11,069)	$(20,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448	643
Amortization of debt issuance costs	—	557
Net accretion and amortization of premium and discounts on marketable securities	(474)	(831)
Gain on disposal of property and equipment	(16)	—
Stock-based compensation	2,368	4,422
Non-cash rent expense	(612)	(540)
(Gain) loss on warrant liability	(2,622)	(2,030)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,542	(2,134)
Other long-term assets	(124)	47
Accounts payable	76	(341)
Accrued compensation	(456)	(1,368)
Accrued liabilities and other current liabilities	1,172	(89)
Net cash used in operating activities	(9,767)	(22,399)
Investing activities
Purchase of marketable securities	(21,289)	(21,868)
Maturities of marketable securities	18,750	53,000
Sale of property and equipment	19	—
Net cash provided by (used in) investing activities	(2,520)	31,132
Financing activities
Repayment of term loan debt	—	(3,234)
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	—	792
Proceeds from issuance of common stock under 2018 ESPP	68	91
Net cash provided by (used in) financing activities	68	(2,351)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,219)	6,382
Cash, cash equivalents and restricted cash at beginning of the period	20,699	13,632
Cash, cash equivalents and restricted cash at end of the period	$8,480	$20,014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$1,362

Cash and cash equivalents	$7,584	$19,118
Restricted cash	896	896
Total cash, cash equivalents and restricted cash	$8,480	$20,014

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $495.4 million and $484.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company had net losses of $5.3 million and $15.5 million for the three months ended June 30, 2024 and 2023, respectively, net losses of $11.1 million and $20.7 million for the six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $9.8 million and $22.4 million for the six months ended June 30, 2024 and 2023, respectively. To date, none of the Company’s drug product candidates have been approved for sale, and therefore, the Company has not generated any product revenue. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs, an Equity Purchase Agreement, the sale of common stock and warrants under a Follow-On Offering and the Inducement Offer and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $34.0 million as of June 30, 2024. The Company expects that its cash and cash equivalents as of June 30, 2024 will not be sufficient to fund its current business plan including related operating expenditure requirements through at least 12 months from the date of issuance of these unaudited condensed financial statements are filed with the Securities and Exchange Commission (“SEC”). These conditions raise substantial doubt about the Company’s ability to continue as going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives, or the Company may be forced to liquidate assets where possible, or to cease operations or file for bankruptcy protection. Therefore, it is not considered probable that the Company’s plans to raise additional capital nor reduce discretionary spending will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. As liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of "Other income (expense), net" in the Statements of Operations and Comprehensive Loss.

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

The Company’s financial assets and liabilities subject to fair value measurements and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,437	$4,437	$—	$—
Total cash equivalents	4,437	4,437	—	—
Short-term marketable securities:
U.S. treasuries	20,915	—	20,915	—
U.S. government debt securities	5,485	—	5,485	—
Total short-term marketable securities	26,400	—	26,400	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements	$31,733	$5,333	$26,400	$—

Liabilities:
Warrant Liability	$3,291	$—	$—	$3,291
Total liabilities subject to fair value measurements on a recurring basis	$3,291	$—	$—	$3,291

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,864	$12,864	$—	$—
U.S. treasuries	2,989	—	2,989	—
Total cash equivalents	15,853	12,864	2,989	—
Short-term marketable securities:
U.S. treasuries	7,849	—	7,849	—
U.S. government debt securities	15,549	—	15,549	—
Total short-term marketable securities	23,398	—	23,398	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements	$40,147	$13,760	$26,387	$—

Liabilities:
Warrant Liability	$5,913	$—	$—	$5,913
Total liabilities subject to fair value measurements on a recurring basis	$5,913	$—	$—	$5,913

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

August 2022 Warrants ("Existing Warrants")

The common stock warrants are classified as a liability on the Balance Sheets and are measured at fair value with the change in fair value recorded within “Gain (loss) on warrant liability” on the Statement of Operations and

Comprehensive Loss. The estimated fair value of the outstanding common stock warrants was $1.4 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively.

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

June 30, 2024
Common stock price	$1.35
Exercise price per share	$8.50
Estimated volatility	80.0%
Risk-free interest rate	4.51%
Contractual term (in years)	3.14

November 2023 Inducement Offer ("New Warrants")

In November 2023, the Company issued common stock warrants to purchase an aggregate of 2,143,000 shares of common stock at an exercise price of $1.92 per warrant. Additionally, 128,580 common stock warrants were issued to the Placement Agent ("Placement Agent Warrants") at an exercise price of $2.5563 per warrant. The New Warrants and Placement Agent Warrants are recorded as a liability on the Balance Sheet and are adjusted to estimated fair value at period end within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the New Warrants was $1.9 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively.

The Company estimates the fair value of its Level 3 warrant liabilities using a Monte Carlo simulation model. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility.

June 30, 2024
Common stock price	$1.35
Exercise price per share	$1.92 - 2.5563
Expected volatility	80.0%
Risk-free interest rate	4.39%
Contractual term (in years)	4.37

The following is a roll forward of the fair value of Level 3 warrants for the three months ended June 30, 2024 (in thousands):

Warrant Liability Fair Value
Balance at March 31, 2024	$4,537
Change in fair value	(1,246)
Balance at June 30, 2024	$3,291

The following is a roll forward of the fair value of Level 3 warrants for the six months ended June 30, 2024 (in thousands):

Warrant Liability Fair Value
Balance at December 31, 2023	$5,913
Change in fair value	(2,622)
Balance at June 30, 2024	$3,291

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$4,437	$—	$—	$4,437
Total cash equivalents	4,437	—	—	4,437
Short-term marketable securities:
U.S. treasuries	20,941	—	(26)	20,915
U.S. government debt securities	5,494	—	(9)	5,485
Total short-term marketable securities	26,435	—	(35)	26,400
Restricted cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$31,768	$—	$(35)	$31,733

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$12,864	$—	$—	$12,864
U.S. treasuries	2,989	—	—	2,989
Total cash equivalents	15,853	—	—	15,853
Short-term marketable securities:
U.S. treasuries	7,853	4	(7)	7,850
U.S. government debt securities	15,570	1	(22)	15,549
Total short-term marketable securities	23,423	5	(29)	23,399
Restricted Cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$40,172	$5	$(29)	$40,148

At June 30, 2024, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2024, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three and six months ended June 30, 2024 and no allowance for credit loss was recorded at June 30, 2024. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

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

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through July 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, which was offset against total rent expense.

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

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term will commence on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space was subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first took possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space is $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.3 million in sublease commissions. Sublease income from Initial Therapeutics, Inc. was $0.8 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, which was offset against total rent expense.

The following table summarizes the components of lease expense and sublease income, which are included in operating expenses in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$926	$930	$1,864	$2,151
Variable lease cost	202	140	474	707
Sublease income	(1,472)	(965)	(2,944)	(2,014)
Total lease (income) cost	$(344)	$105	$(606)	$844

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the condensed statements of operations and comprehensive loss as incurred.

The following table summarizes the maturities of lease liabilities as of June 30, 2024 (in thousands):

Amount
2024 (remaining 6 months)	$2,488
2025	5,123
2026	5,287
2027	5,457
2028	5,633
Thereafter	5,801
Total future minimum lease payments	29,789
Less: Amount representing interest	(4,492)
Present value of future minimum lease payments	25,297
Less: Current portion of operating lease liability	(3,638)
Noncurrent portion of operating lease liability	$21,659

On September 15, 2023, the Company entered into a sub-sublease agreement with GT Biopharma, Inc. to sublease a portion of its first floor at 8000 Marina Boulevard, Brisbane, California, consisting of 4,500 square feet. The sub-sublease term commenced on October 6, 2023 and ended June 30, 2024. The space was subleased at a rent rate of $2.00 per rent square feet.

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

6. Equity Financing

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of June 30, 2024 and December 31, 2023, there were 16,847,622 and 16,784,969 shares, respectively, of common stock issued and outstanding.

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

The Existing Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Existing Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As of June 30, 2024, 2,143,000 warrants have been exercised.

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

At June 30, 2024 and December 31, 2023, the Company updated the estimated fair value of the outstanding Existing Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $1.4 million and $2.8 million (subsequent to the exercise of the Existing Warrants as described in the section below), respectively. The change in fair value for the three months ended June 30, 2024 and 2023 of $0.7 million and $3.5 million, respectively, and the six months ended June 30, 2024 and 2023 of $1.4 million and $2.0 million, respectively, was recorded as 'Gain (loss) on warrant liability' in the condensed Statements of Operations and Comprehensive Loss.

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

At June 30, 2024 and December 31, 2023, the Company updated the estimated fair value of the outstanding New Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $1.9 million and $3.1 million (subsequent to the exercise of the Existing Warrants as described in the section below), respectively. The change in fair value for the three months ended June 30, 2024 and 2023 of $0.6 million and zero, respectively, and for the six months ended June 30, 2024 and 2023 of $1.2 million and zero, respectively, was recorded as 'Gain (loss) on warrant liability' in the condensed Statements of Operations and Comprehensive Loss.

7. Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan (the "2018 Plan"), and 2020 Employment Inducement Incentive Plan for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2023	1,913,345	$14.23
Granted	691,834	$1.64
Canceled	(206,839)	$5.13
Balances at June 30, 2024	2,398,340	$11.38

A summary of the Company’s restricted stock units (“RSUs”) activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	41,225	$30.18
Granted	407,725	$1.67
Vested	(13,565)	$31.08
Canceled	(41,790)	$2.06
Unvested at June 30, 2024	393,595	$3.60

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$117	$714	$438	$1,396
General and administrative	857	1,533	1,930	3,026
Total	$974	$2,247	$2,368	$4,422

8. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive common stock equivalents outstanding during the period if the effect is dilutive.

The calculation of diluted loss per share also requires the consideration of the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock related to the warrants outstanding.

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,279)	$(15,456)	$(11,069)	$(20,735)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	16,815,387	14,425,775	16,800,238	14,369,643
Net loss per share—basic and diluted	$(0.31)	$(1.07)	$(0.66)	$(1.44)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2024	2023
Options to purchase common stock	2,398,340	2,006,544
Outstanding warrants to purchase common stock	6,557,152	6,428,572
Early exercised common stock subject to future vesting	—	3,336
RSUs subject to future vesting	393,595	78,778
Shares subject to future vesting relating to the 2018 ESPP	46,046	31,956
Total	9,395,133	8,549,186

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. In August 2024, we completed enrollment of patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We exceeded enrollment of approximately 50 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding six months. All participants will receive three monthly doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, and CST change from baseline to week 24, proportion of participants who do not require rescue, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $5.3 million and $15.5 million for the three months ended June 30, 2024 and 2023, respectively, and $11.1 million and $20.7 million for the six months ended June 30, 2024 and 2023, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of June 30, 2024, we had an accumulated deficit of $495.4 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

We expect our research and development expenses to increase as we advance our drug candidates into and through preclinical and clinical trials and pursue regulatory approval of our drug candidates. The process of conducting the clinical trials required to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages, and we are required to make estimates for expense accruals related to clinical trial expenses. The actual probability of success for our drug candidates may be affected by a variety of factors including: the safety and efficacy of our drug candidates, early clinical data, investment in our clinical program, the ability of collaborators, if any, to successfully develop any drug candidates we license to them, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our drug candidates. Program costs that are direct external expenses are tracked on a program-by-program basis once they enter clinical studies. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our drug candidates.

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

Other Income (Expense), Net

Other expense during the six months ended June 30, 2024 includes property and other taxes and foreign exchange losses from payments to international vendor. Other expense during the six months ended June 30, 2023 includes property and other taxes partially offset by gains on sale of laboratory equipment.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Summary of Operations Data:
Operating expenses:
Research and development	3,463	6,435	(2,972)	7,184	12,195	(5,011)
General and administrative	3,516	5,413	(1,897)	7,394	10,212	(2,818)
Total operating expenses	6,979	11,848	(4,869)	14,578	22,407	(7,829)
Loss from operations	(6,979)	(11,848)	4,869	(14,578)	(22,407)	7,829
Interest income	515	805	(290)	1,028	1,660	(632)
Interest expense	—	(883)	883	—	(1,885)	1,885
Gain (loss) on warrant liability	1,246	(3,461)	4,707	2,622	2,030	592
Other expense, net	(61)	(69)	8	(141)	(133)	(8)
Net loss	$(5,279)	$(15,456)	$10,177	$(11,069)	$(20,735)	$9,666

Research and Development

Research and development expenses decreased by $3.0 million, to $3.5 million for the three months ended June 30, 2024 from $6.4 million for the three months ended June 30, 2023. The decrease was primarily due to decreases of $2.0 million in personnel costs due to our reduced headcount related to our reduction in force, $0.7 million in direct research and development expenses mainly due to the completion of the Phase 2 BEHOLD study of UBX1325 in patients with DME and the Phase 2 ENVISION study of UBX1325 in patients with AMD, and $0.3 million in operating costs due to reduced fixed assets depreciation and reduced office space.

Research and development expenses decreased by $5.0 million, to $7.2 million for the six months ended June 30, 2024 from $12.2 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $2.3 million in direct research and development expenses mainly due to the completion of the Phase 2 BEHOLD study of UBX1325 in patients with DME and the Phase 2 ENVISION study of UBX1325 in patients with AMD compared to the single Phase 2 ASPIRE study of UBX1325, $2.1 million in personnel costs due to our reduced headcount related to our reduction in force, and $0.6 million in operating costs due to reduced fixed assets depreciation and reduced office space.

General and Administrative

General and administrative expenses decreased by $1.9 million, to $3.5 million for the three months ended June 30, 2024 from $5.4 million for the three months ended June 30, 2023. The decrease was primarily due to decreases of $1.2 million in personnel-related expenses due to reduced headcount and the reduction in bonus and severance amounts paid as compared to 2023, $0.4 million in professional fees and accounting service fees, and $0.3 million in operating costs mainly from the continuation of sublease income generated from the East Grand property.

General and administrative expenses decreased by $2.8 million, to $7.4 million for the six months ended June 30, 2024 from $10.2 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $1.7 million in personnel-related expenses due to reduced headcount and the reduction bonus and severance amounts paid as compared to 2023, $0.6 million in professional fees and accounting service fees, and $0.5 million in operating costs mainly from the continuation of sublease income generated from the East Grand property.

Interest Income

Our interest income was $0.5 million for the three months ended June 30, 2024, as compared to $0.8 million for the three months ended June 30, 2023, while interest income was $1.0 million for the six months ended June 30, 2024, as compared to $1.7 million for the six months ended June 30, 2023. The decrease is primarily attributable to decreased cash on hand generating interest income.

Interest Expense

Our interest expense was zero for each of the three and six months ended June 30, 2024, and $0.9 million and $1.9 million for the three and six months ended June 30, 2023, respectively, related to the Loan Agreement which was paid on September 6, 2023.

Gain (Loss) on Warrant Liability

Our unrealized gain was $1.2 million and unrealized loss was $3.5 million for the three months ended June 30, 2024 and 2023, respectively. Our unrealized gain was $2.6 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. Gain (loss) is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, net

Other expense, net, was $0.1 million for each of the three and six months ended June 30, 2024 and was primarily due to expenses for property and other taxes. Other expense, net, was $0.1 million for each of the three and six months ended June 30, 2023 and was primarily due to expenses for property and other taxes, partially offset by gains on sale of laboratory equipment in either period.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $5.3 million and $15.5 million for the three months ended June 30, 2024 and 2023, respectively, and $11.1 million and $20.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $495.4 million, and we do not expect positive cash flows from operations in the foreseeable future. Our future viability is dependent on its ability to raise additional capital to finance its operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives, or liquidate assets where possible, cease operations or file for bankruptcy protection.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We expect to incur operating losses and negative operating cash flows over at least the next several years as we continue our research and development activities, advance our drug candidate through preclinical and clinical testing and move into later and more costly stages of drug development, hire personnel and prepare for regulatory submissions and the commercialization of our drug candidates.

As a result, we will need to raise additional capital to finance its operations. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the economic uncertainty, and potential for local and/or global economic recession. Further, if banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents, and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition.

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

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the six months ended June 30, 2024, there were no shares of our common stock sold pursuant to the March 2022 Sales Agreement.

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

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the six months ended June 30, 2024.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, under which we may at our discretion, sell up to $30.0 million shares of our common stock over a 36-month period, subject to certain daily limits, applicable prices, and conditions. During the first quarter of 2022, we initiated the purchase of 0.1 million shares of our common stock amounting to $0.9 million in gross proceeds. There were no purchases initiated in the remaining three quarters of 2022. Issuances under the Purchase Agreement were to be made pursuant to our Registration Statement filed in July 2019, which has since expired. We would need to file a new prospectus supplement covering issuances under the Purchase Agreement in order to continue using the facility.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(9,767)	$(22,399)
Cash provided by (used in) investing activities	(2,520)	31,132
Cash provided by (used in) financing activities	68	(2,351)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,219)	$6,382

Operating Activities

Cash used in operating activities of $9.8 million for the six months ended June 30, 2024 consisted primarily of a net loss of $11.1 million, adjusted for net non-cash charges of $0.9 million and changes in net operating assets and liabilities of $2.2 million. Our non-cash charges consisted primarily of $2.4 million in stock-based compensation and $0.4 million in depreciation and amortization, partially offset by a $2.6 million unrealized gain on the warrant liability, $0.6 million in non-cash rent expense, and $0.5 million in premium and discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $1.5 million in prepaid expenses, an increase of $1.2 million in accrued and other current liabilities, and $0.1 million in accounts payable, partially offset by an increase of $0.1 million in other long-term assets and a decrease of $0.5 million in accrued compensation.

Cash used in operating activities of $22.4 million for the six months ended June 30, 2023 consisted primarily of a net loss of $20.7 million, adjusted for net non-cash charges of $2.2 million and changes in net operating assets and liabilities of $3.9 million. Our non-cash charges consisted primarily of $4.4 million in stock-based compensation, $0.6 million in depreciation and amortization, and $0.5 million amortization of debt issuance costs, partially offset by a $2.0 million unrealized gain on the warrant liability, $0.8 million in premium and discounts on marketable securities, and $0.5 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of decreases of $2.1 million in prepaid expenses and other current assets, $0.3 million in accounts payable, $1.4 million in accrued compensation, and $0.1 million in accrued liabilities and other current liabilities.

Investing Activities

Cash used by investing activities of $2.5 million for the six months ended June 30, 2024 was related to the purchases of marketable securities of $21.3 million, partially offset by maturities of marketable securities of $18.8 million.

Cash provided by investing activities of $31.1 million for the six months ended June 30, 2023 was related to the maturities of marketable securities of $53.0 million, partially offset by purchases of marketable securities of $21.9 million.

Financing Activities

Cash provided by financing activities of $0.1 million for the six months ended June 30, 2024 was related to the $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

Cash used in financing activities of $2.3 million for the six months ended June 30, 2023 was primarily related to the $3.2 million principal repayment of our long-term debt, partially offset by $0.9 million proceeds, net of issuance costs, from the sale of common stock through our March 2022 ATM Offering Program.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 5, “Commitments and Contingencies” to our Condensed Financial Statements for further information.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 3 to our condensed financial statements, “Summary of Significant Accounting Policies,” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $34.0 million as of June 30, 2024, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.

As described in the Company's Annual Report filed with the SEC on April 15, 2024, management had identified a material weakness in the design and operating effectiveness of the Company's review procedures related to complex security transactions. The reviewer had insufficient technical resources supporting the assessment of the complex securities accounting model and review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review. Based on this assessment, management believes that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, management determined that, as of June 30. 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial condition. We are not presently party to any legal proceedings that in the opinion of management, if determined to adversely affect us, may individually or taken together have a material adverse effect on our business, results of operations, cash flows, or financial condition.

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

We have had significant operating losses since our inception. Our net loss for the three months ended June 30, 2024 and 2023 was approximately $5.3 million and $15.5 million, respectively, and $11.1 million and $20.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $495.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325 (foselutoclax). Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

Additionally, in recent fiscal periods, these and similar conditions have raised substantial doubt about our ability to continue as a going concern. For example, our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2022 an explanatory paragraph that there was substantial doubt as to our ability to continue as a going concern. The reaction of investors to the inclusion of a going concern statement by our auditors in recent fiscal periods may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, we will need to raise additional funds. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Failure to raise additional financing may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of June 30, 2024, we had capital resources consisting of cash, cash equivalents, and marketable securities of $34.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the third quarter of 2025, which will be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively affected by high interest rates, rising inflation, and the potential for local and/or global economic recession. Such impacts may be exacerbated by unforeseen events or public health emergencies. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of these conditions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023, and 48-week data in September 2023. We have completed enrollment in our head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept.

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

Moreover, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advance a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, and it is possible some of our contractual counterparties could be impacted by this legislation.

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

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators and partners. Collaborations are subject to numerous risks, which may include risks that:

•
collaborators and partners have significant discretion in determining the efforts and resources that they will apply to collaborations, and they may not devote the level of effort or resources we expect;
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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Although we are not currently subject to any claims from third parties asserting infringement of their intellectual property rights, in the future, we may receive claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to establish our intellectual property rights or to defend ourselves by determining the scope, enforceability and validity of third-party intellectual property rights. There can be no assurance with respect to the outcome of any current or future litigation brought by or against us, and the outcome of any such litigation could have a material adverse impact on our business, operating results and financial condition. Litigation is inherently unpredictable, and outcomes are uncertain. Further, as the costs and outcomes of these types of claims and proceedings can vary significantly, it is difficult to estimate potential losses that may occur. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations or cash flows.

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

As of June 30, 2024, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 34 issued and allowed U.S. patents and applications and 68 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we may sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will be advantageous to us. The U.S. Patent and Trademark Office (USPTO), international patent offices or judicial bodies may deny, or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended June 30, 2024.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	10-K	4/15/2024	3.3

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Form of New Warrant.	8-K	11/13/2023	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: August 6, 2024	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2024	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)