Form 10-Q
period 2024-09-30
Unity Biotechnology, Inc.
filed 2024-11-04
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 16,850,350 shares of common stock outstanding.

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

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	September 30, 2024	December 31, 2023(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,898	$19,803
Short-term marketable securities	20,139	23,398
Prepaid expenses and other current assets	1,226	3,404
Total current assets	30,263	46,605
Property and equipment, net	4,414	5,082
Operating lease right-of-use assets	11,359	12,981
Long-term restricted cash	896	896
Other long-term assets	200	126
Total assets	$47,132	$65,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,804	$1,380
Accrued compensation	1,704	1,841
Accrued and other current liabilities	5,276	4,619
Total current liabilities	8,784	7,840
Operating lease liability, net of current portion	20,698	23,539
Warrant liability	3,506	5,913
Total liabilities	32,988	37,292
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 16,850,350 and 16,784,969 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	516,006	512,773
Accumulated other comprehensive income (loss)	39	(24)
Accumulated deficit	(501,903)	(484,353)
Total stockholders’ equity	14,144	28,398
Total liabilities and stockholders’ equity	$47,132	$65,690

(1) The balance sheet as of December 31, 2023 is derived from the audited financial statements as of that date.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$2,787	$4,632	$9,971	$16,828
General and administrative	3,815	4,347	11,209	14,560
Impairment of long-lived assets	—	5,602	—	5,602
Total operating expenses	6,602	14,581	21,180	36,990
Loss from operations	(6,602)	(14,581)	(21,180)	(36,990)
Interest income	396	689	1,424	2,349
Interest expense	—	(566)	—	(2,451)
Gain (loss) on warrant liability	(215)	253	2,407	2,283
Other expense, net	(60)	(577)	(201)	(711)
Net loss	(6,481)	(14,782)	(17,550)	(35,520)
Other comprehensive (loss) gain
Unrealized gain on marketable debt securities	74	81	63	196
Comprehensive loss	$(6,407)	$(14,701)	$(17,487)	$(35,324)
Net loss per share, basic and diluted	$(0.38)	$(1.01)	$(1.04)	$(2.46)
Weighted-average number of shares used in computing net loss per share, basic and diluted	16,849,283	14,598,218	16,816,706	14,446,672

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	16,784,969	$2	$512,773	$(24)	$(484,353)	$28,398
Repurchase of early exercised shares	(3,336)	—	—	—	—	—
Vesting of restricted stock units	5,014	—	—	—	—	—
Stock-based compensation	—	—	1,394	—	—	1,394
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(5,790)	(5,790)
Balances at March 31, 2024	16,786,647	$2	$514,167	$(38)	$(490,143)	$23,988
Issuance of common stock under 2018 ESPP	52,494	—	68	—	—	68
Vesting of restricted stock units	8,481	—	—	—	—	—
Stock-based compensation	—	—	974	—	—	974
Unrealized gain on available-for-sale marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(5,279)	(5,279)
Balances at June 30, 2024	16,847,622	$2	$515,209	$(35)	$(495,422)	$19,754
Vesting of restricted stock units	2,728	—	—	—	—	—
Stock-based compensation	—	—	797	—	—	797
Unrealized gain on available-for-sale marketable securities	—	—	—	74	—	74
Net loss	—	—	—	—	(6,481)	(6,481)
Balances at September 30, 2024	16,850,350	$2	$516,006	$39	$(501,903)	$14,144

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	14,215,302	$1	$500,827	$(251)	$(444,493)	$56,084
Issuance of common stock, net of issuance costs, under at-the-market (“ATM”) offering program	106,781	—	274	—	—	274
Vesting of restricted stock units	37,131	—	—	—	—	—
Stock-based compensation	—	—	2,175	—	—	2,175
Unrealized gain on available-for-sale marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(5,279)	(5,279)
Balances at March 31, 2023	14,359,214	$1	$503,276	$(150)	$(449,772)	$53,355
Issuance of common stock, net of issuance costs, under ATM offering program	168,000	—	518	—	—	518
Issuance of common stock under 2018 ESPP	41,497	—	91	—	—	91
Vesting of restricted stock units	26,766	—	—	—	—	—
Stock-based compensation	—	—	2,247	—	—	2,247
Unrealized gain on available-for-sale marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(15,456)	(15,456)
Balances at June 30, 2023	14,595,477	$1	$506,132	$(136)	$(465,228)	$40,769
Fees related to the ATM offering program	—	—	(48)	—	—	(48)
Vesting of restricted stock units	19,413	—	—	—	—	—
Stock-based compensation	—	—	1,705	—	—	1,705
Unrealized gain on available-for-sale marketable securities	—	—	—	81	—	81
Net loss	—	—	—	—	(14,782)	(14,782)
Balances at September 30, 2023	14,614,890	$1	$507,789	$(55)	$(480,010)	$27,725

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(17,550)	$(35,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	951
Amortization of debt issuance costs	—	705
Debt extinguishment loss upon paydown of principal	—	491
Net accretion and amortization of premium and discounts on marketable securities	(638)	(1,199)
Gain on disposal of property and equipment	(23)	—
Stock-based compensation	3,165	6,127
Non-cash rent expense	(937)	(811)
Impairment of long-lived assets	—	5,602
(Gain) loss on warrant liability	(2,407)	(2,283)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,178	(1,858)
Other long-term assets	(74)	52
Accounts payable	424	(642)
Accrued compensation	(137)	(793)
Accrued liabilities and other current liabilities	375	(335)
Net cash used in operating activities	(14,960)	(29,513)
Investing activities
Purchase of marketable securities	(21,289)	(28,609)
Maturities of marketable securities	25,250	74,000
Purchase of property and equipment	—	(11)
Sale of property and equipment	26	1
Net cash provided by investing activities	3,987	45,381
Financing activities
Payment of debt principal	—	(20,000)
Payment of debt issuance costs	—	(1,563)
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	—	744
Proceeds from issuance of common stock under 2018 ESPP	68	91
Net cash provided by (used in) financing activities	68	(20,728)
Net decrease in cash, cash equivalents and restricted cash	(10,905)	(4,860)
Cash, cash equivalents and restricted cash at beginning of the period	20,699	13,632
Cash, cash equivalents and restricted cash at end of the period	$9,794	$8,772
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$1,969

Cash and cash equivalents	$8,898	$7,876
Long-term restricted cash	896	896
Total cash, cash equivalents and restricted cash	$9,794	$8,772

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

Liquidity

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $501.9 million and $484.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company had net losses of $6.5 million and $14.8 million for the three months ended September 30, 2024 and 2023, respectively, net losses of $17.6 million and $35.5 million for the nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $15.0 million and $29.5 million for the nine months ended September 30, 2024 and 2023, respectively. To date, none of the Company’s drug product candidates have been approved for sale; therefore, the Company has not generated any product revenue. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs, the sale of common stock and warrants under a Follow-On Offering and the Inducement Offer and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $29.0 million as of September 30, 2024. The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2024 will not be sufficient to fund its current business plan including related operating expenditure requirements through at least 12 months from the date of issuance of these condensed financial statements are filed with the Securities and Exchange Commission (“SEC”). These conditions raise substantial doubt about the Company’s ability to continue as going concern. The Company plans to seek to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives, or the Company may be forced to liquidate assets where possible, or to cease operations or file for bankruptcy protection. Therefore, it is not considered probable that the Company’s plans to raise additional capital nor reduce discretionary spending will alleviate the substantial doubt regarding its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States SEC for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. As liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of "Gain (loss) on warrant liability" in the Statements of Operations and Comprehensive Loss.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company’s financial assets and liabilities subject to fair value measurements and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$7,144	$7,144	$—	$—
Total cash equivalents	7,144	7,144	—	—
Short-term marketable securities:
U.S. treasuries	14,633	—	14,633	—
U.S. government debt securities	5,506	—	5,506	—
Total short-term marketable securities	20,139	—	20,139	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements	$28,179	$8,040	$20,139	$—

Liabilities:
Warrant Liability	$3,506	$—	$—	$3,506
Total liabilities subject to fair value measurements on a recurring basis	$3,506	$—	$—	$3,506

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,864	$12,864	$—	$—
U.S. treasuries	2,989	—	2,989	—
Total cash equivalents	15,853	12,864	2,989	—
Short-term marketable securities:
U.S. treasuries	7,849	—	7,849	—
U.S. government debt securities	15,549	—	15,549	—
Total short-term marketable securities	23,398	—	23,398	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements	$40,147	$13,760	$26,387	$—

Liabilities:
Warrant Liability	$5,913	$—	$—	$5,913
Total liabilities subject to fair value measurements on a recurring basis	$5,913	$—	$—	$5,913

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

August 2022 Warrants ("Existing Warrants")

The common stock warrants are classified as a liability on the Balance Sheets and are measured at fair value with the change in fair value recorded within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the outstanding common stock warrants was $1.4 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively.

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

September 30, 2024
Common stock price	$1.47
Exercise price per share	$8.50
Estimated volatility	80.0%
Risk-free interest rate	3.59%
Remaining contractual term (in years)	2.89

November 2023 Inducement Offer ("New Warrants")

In November 2023, the Company issued common stock warrants to purchase an aggregate of 2,143,000 shares of common stock at an exercise price of $1.92 per warrant. Additionally, 128,580 common stock warrants were issued to the Placement Agent ("Placement Agent Warrants") at an exercise price of $2.5563 per warrant. The New Warrants and Placement Agent Warrants are recorded as a liability on the Balance Sheet and are adjusted to estimated fair value at period end within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the New Warrants was $2.1 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively.

The Company estimates the fair value of its Level 3 warrant liabilities using a Monte Carlo simulation model. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility.

September 30, 2024
Common stock price	$1.47
Exercise price per share	$1.92 - 2.5563
Expected volatility	80.0%
Risk-free interest rate	3.58%
Remaining contractual term (in years)	4.12

The following is a roll forward of the fair value of Level 3 warrants for the three months ended September 30, 2024 (in thousands):

Warrant Liability Fair Value
Balance at June 30, 2024	$3,291
Change in fair value	215
Balance at September 30, 2024	$3,506

The following is a roll forward of the fair value of Level 3 warrants for the nine months ended September 30, 2024 (in thousands):

Warrant Liability Fair Value
Balance at December 31, 2023	$5,913
Change in fair value	(2,407)
Balance at September 30, 2024	$3,506

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$7,144	$—	$—	$7,144
Total cash equivalents	7,144	—	—	7,144
Short-term marketable securities:
U.S. treasuries	14,602	31	—	14,633
U.S. government debt securities	5,498	8	—	5,506
Total short-term marketable securities	20,100	39	—	20,139
Restricted cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$28,140	$39	$—	$28,179

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$12,864	$—	$—	$12,864
U.S. treasuries	2,989	—	—	2,989
Total cash equivalents	15,853	—	—	15,853
Short-term marketable securities:
U.S. treasuries	7,853	4	(8)	7,849
U.S. government debt securities	15,570	1	(22)	15,549
Total short-term marketable securities	23,423	5	(30)	23,398
Restricted Cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$40,172	$5	$(30)	$40,147

At September 30, 2024, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2024, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three and nine months ended September 30, 2024 and no allowance for credit loss was recorded at September 30, 2024. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

5. Commitments and Contingencies

Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019. The lease has an initial term from occupancy of approximately ten years ending on December 31, 2029 with an option to extend the term for an additional eight years at then-market rental rates. The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement. The Company will also be responsible for the operating expenses and real estate taxes allocated to the building and common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of $10.7 million, which was included in deferred rent and leasehold improvements on the balance sheet at December 31, 2019. In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord. The Company had a total operating lease liability of $24.4 million as of September 30, 2024 and $27.0 million as of December 31, 2023. Current operating lease liability was $3.7 million as of September 30, 2024 and $3.5 million as of December 31, 2023, which is included in "Accrued and other current liabilities" on the Balance Sheet.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco, California facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., which ended on July 31, 2024. The base sublease rent rate was $6.25 per rental square foot per month and increased annually by 3.5% through expiration of the agreement. Additionally, the subtenant was required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income was $0.2 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively, which was offset against total rent expense.

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

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term will commence on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space was subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first took possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space is $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.3 million in sublease commissions. Sublease income from Initial Therapeutics, Inc. was $0.9 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, which was offset against total rent expense.

The following table summarizes the components of lease expense and sublease income, which are included in operating expenses in the Company’s Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$913	$930	$2,777	$2,790
Variable lease cost	272	203	746	546
Sublease income	(1,067)	(976)	(4,011)	(2,904)
Total lease (income) cost	$118	$157	$(488)	$432

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the Statements of Operations and Comprehensive Loss as incurred.

The following table summarizes the maturities of lease liabilities as of September 30, 2024 (in thousands):

Amount
2024 (remaining 3 months)	$1,250
2025	5,123
2026	5,287
2027	5,457
2028	5,633
Thereafter	5,801
Total future minimum lease payments	28,551
Less: Amount representing interest	(4,121)
Present value of future minimum lease payments	24,430
Less: Current portion of operating lease liability	(3,732)
Noncurrent portion of operating lease liability	$20,698

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

6. Equity Financing

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of September 30, 2024 and December 31, 2023, there were 16,850,350 and 16,784,969 shares, respectively, of common stock issued and outstanding.

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

The Existing Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Existing Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As of September 30, 2024, 2,143,000 warrants have been exercised.

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

At September 30, 2024 and December 31, 2023, the Company updated the estimated fair value of the outstanding Existing Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $1.4 million and $2.8 million (subsequent to the exercise of the Existing Warrants as described in the section below), respectively. The change in fair value for the three months ended September 30, 2024 and 2023 of $0.1 million and $0.3 million, respectively, and the nine months ended September 30, 2024 and 2023 of $1.4 million and $2.3 million, respectively, was recorded as "Gain (loss) on warrant liability" in the Statements of Operations and Comprehensive Loss.

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

At September 30, 2024 and December 31, 2023, the Company updated the estimated fair value of the outstanding New Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $2.1 million and $3.1 million, respectively. The change in fair value for the three months ended September 30, 2024 and 2023 of $0.1 million and zero, respectively, and for the nine months ended September 30, 2024 and 2023 of $1.0 million and zero, respectively, was recorded as "Gain (loss) on warrant liability" in the Statements of Operations and Comprehensive Loss.

7. Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan (the "2018 Plan"), and 2020 Employment Inducement Incentive Plan for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2023	1,913,345	$14.23
Granted	791,834	$1.62
Canceled	(325,970)	$4.10
Balances at September 30, 2024	2,379,209	$11.42

A summary of the Company’s restricted stock units (“RSUs”) activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	41,225	$30.18
Granted	422,725	$1.66
Vested	(16,354)	$27.59
Canceled	(62,066)	$1.98
Unvested at September 30, 2024	385,530	$3.56

Stock Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees and costs associated with the Company’s 2018 Employee Stock Purchase Plan (“2018 ESPP”) included in the Company’s Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$56	$405	$494	$1,801
General and administrative	741	1,300	2,671	4,326
Total	$797	$1,705	$3,165	$6,127

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(6,481)	$(14,782)	$(17,550)	$(35,520)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	16,849,283	14,598,218	16,816,706	14,446,672
Net loss per share—basic and diluted	$(0.38)	$(1.01)	$(1.04)	$(2.46)

Since the Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	2,379,209	2,003,383
Outstanding warrants to purchase common stock	6,557,152	6,428,572
Early exercised common stock subject to future vesting	—	3,336
RSUs subject to future vesting	385,530	59,365
Shares subject to future vesting relating to the 2018 ESPP	26,693	30,462
Total	9,348,584	8,525,118

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023.

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

In April 2024, we announced that the ongoing Phase 2b ASPIRE study of UBX1325 has been extended from 24 to 36 weeks to assess safety, efficacy, and potentially greater durability compared to aflibercept. There will be no scheduled treatments in either arm between 24 and 36 weeks to allow direct comparison of durability of effect between the two treatment arms. We completed enrollment in August 2024 and expect to disclose topline results from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025.

From August through September 2024, we had a Type C interaction with the U.S. Food and Drug Administration, or FDA, regarding the development of UBX1325 (foselutoclax) for DME. The objectives of this meeting were to obtain FDA input regarding the design of the pivotal trial and endpoint for regulatory approval. Based on the interaction, we expect the pivotal study would need to be a non-inferiority trial comparing UBX1325 to an approved anti-VEGF agent. The primary endpoint is expected to be an assessment of change in baseline in best-corrected visual acuity (BCVA), as assessed by the ETDRS scale with a non-inferiority margin of 4 letters.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $6.5 million and $14.8 million for the three months ended September 30, 2024 and 2023, respectively, and $17.6 million and $35.5 million for the nine months ended September 30, 2024 and 2023, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of September 30, 2024, we had an accumulated deficit of $501.9 million, and we do not expect positive cash flows from operations in the foreseeable future.

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

Interest Expense

Interest expense relates to interest on the Loan Agreement entered into on August 3, 2020 which was subsequently extinguished on September 6, 2023.

Gain or Loss on Warrant Liability

Gain or loss is primarily related to the non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of our common stock in August 2022 and the Inducement Offer in November 2023.

Other Expense, Net

Other expense, net includes property and other taxes and foreign exchange losses from payments to international vendor, and sale of laboratory equipment. In 2023, Other expense, net included, in addition to the items above, the debt extinguishment loss associated with the unamortized debt discount.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Summary of Operations Data:
Operating expenses:
Research and development	$2,787	$4,632	$(1,845)	$9,971	$16,828	$(6,857)
General and administrative	3,815	4,347	(532)	11,209	14,560	(3,351)
Impairment of long-lived assets	—	5,602	(5,602)	—	5,602	(5,602)
Total operating expenses	6,602	14,581	(7,979)	21,180	36,990	(15,810)
Loss from operations	(6,602)	(14,581)	7,979	(21,180)	(36,990)	15,810
Interest income	396	689	(293)	1,424	2,349	(925)
Interest expense	—	(566)	566	—	(2,451)	2,451
Gain (loss) on warrant liability	(215)	253	(468)	2,407	2,283	124
Other expense, net	(60)	(577)	517	(201)	(711)	510
Net loss	$(6,481)	$(14,782)	$8,301	$(17,550)	$(35,520)	$17,970

Research and Development

Research and development expenses decreased by $1.8 million, to $2.8 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023. The decrease was primarily due to decreases of $0.9 million in personnel costs due to our reduced headcount related to our reduction in force, $0.8 million in direct research and development expenses mainly due to the completion of the Phase 2 BEHOLD study of UBX1325 in patients with DME and the Phase 2 ENVISION study of UBX1325 in patients with AMD, and $0.1 million in operating costs due to reduced fixed assets depreciation and reduced office space.

Research and development expenses decreased by $6.8 million, to $10.0 million for the nine months ended September 30, 2024 from $16.8 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases of $3.0 million in direct research and development expenses mainly due to the completion of the Phase 2 BEHOLD study of UBX1325 in patients with DME and the Phase 2 ENVISION study of UBX1325 in patients with AMD compared to the single Phase 2 ASPIRE study of UBX1325, $3.0 million in personnel costs due to our reduced headcount related to our reduction in force, and $0.8 million in operating costs due to reduced fixed assets depreciation and reduced office space.

General and Administrative

General and administrative expenses decreased by $0.5 million, to $3.8 million for the three months ended September 30, 2024 from $4.3 million for the three months ended September 30, 2023. The decrease was primarily due to decreases of $0.5 million in personnel-related expenses due to reduced headcount and the reduction in bonus and severance amounts paid as compared to 2023 and $0.1 million in operating costs mainly from the continuation of sublease income generated from the East Grand property, partially offset by an increase of $0.1 million in professional fees and accounting service fees.

General and administrative expenses decreased by $3.4 million, to $11.2 million for the nine months ended September 30, 2024 from $14.6 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases of $2.2 million in personnel-related expenses due to reduced headcount and the reduction bonus and severance amounts paid as compared to 2023, $0.6 million in operating costs mainly from the continuation of sublease income generated from the East Grand property, and $0.6 million in professional fees and accounting service fees.

Interest Income

Our interest income was $0.4 million for the three months ended September 30, 2024, as compared to $0.7 million for the three months ended September 30, 2023, while interest income was $1.4 million for the nine months ended September 30, 2024, as compared to $2.3 million for the nine months ended September 30, 2023. The decrease is primarily attributable to decreased cash on hand generating interest income.

Interest Expense

Our interest expense was zero for each of the three and nine months ended September 30, 2024, and $0.6 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, related to the Loan Agreement which was extinguished on September 6, 2023.

Gain (Loss) on Warrant Liability

Our unrealized loss was $0.2 million and unrealized gain was $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Our unrealized gain was $2.4 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Gain (loss) is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of our common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, net

Other expense, net, was $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2024, respectively, and was primarily due to expenses for property and other taxes. Other expense, net, was $0.6 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and was primarily due to the extinguishment loss from unamortized debt discount, and expenses for property and other taxes partially offset by gains on sale of laboratory equipment in either period.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $6.5 million and $14.8 million for the three months ended September 30, 2024 and 2023, respectively, and $17.6 million and $35.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $501.9 million, and we do not expect positive cash flows from operations in the foreseeable future. Our future viability is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives, or we may be forced to liquidate assets where possible, cease operations or file for bankruptcy protection.

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

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, and more recently through proceeds from our Loan Agreement, our prior and existing at-the-market offering programs, the Equity Purchase Agreement, and the sale of common stock and warrants in the Follow-On Offering and the Inducement Offer (each as defined above) and we will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

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

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the nine months ended September 30, 2024, there were no shares of our common stock sold pursuant to the March 2022 Sales Agreement.

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

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. There were no shares sold under the October 2022 ATM Offering Program during the nine months ended September 30, 2024.

In September 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (the Equity Purchase Agreement). During the term of the Equity Purchase Agreement, we initiated the purchase of 0.5 million shares of our common stock amounting to $9.2 million in gross proceeds. The Equity Purchase Agreement expired according to its terms in September 2024.

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

•
the results of our ongoing clinical trials of UBX1325 (foselutoclax);
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(14,960)	$(29,513)
Cash provided by investing activities	3,987	45,381
Cash provided by (used in) financing activities	68	(20,728)
Net decrease in cash, cash equivalents and restricted cash	$(10,905)	$(4,860)

Operating Activities

Cash used in operating activities of $15.0 million for the nine months ended September 30, 2024 consisted primarily of a net loss of $17.6 million, adjusted for changes in net operating assets and liabilities of $2.8 million. Our non-cash charges consisted primarily of $3.2 million in stock-based compensation and $0.7 million in depreciation and amortization, partially offset by a $2.4 million unrealized gain on the warrant liability, $0.9 million in non-cash rent expense, and $0.6 million in premium and discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $2.2 million in prepaid expenses, an increase of $0.4 million in accrued and other current liabilities, and $0.4 million in accounts payable, partially offset by an increase of $0.1 million in other long-term assets and a decrease of $0.1 million in accrued compensation.

Cash used in operating activities of $29.5 million for the nine months ended September 30, 2023 consisted primarily of a net loss of $35.5 million, adjusted for net non-cash charges of $9.6 million and changes in net operating assets and liabilities of $3.6 million. Our non-cash charges consisted primarily of $6.1 million in stock-based compensation, $5.6 million in impairment of long-lived assets, $1.0 million in depreciation and amortization, $0.7 million in amortization of debt issuance costs and $0.5 million in debt extinguishment loss, partially offset by a $2.3 million unrealized gain on the warrant liability, $1.2 million in premium and discounts on marketable securities and $0.8 million in non-cash rent expense. The net change in our operating assets and liabilities consisted primarily of increases of $1.9 million in prepaid expenses and other current assets, and decreases of $0.8 million in accrued compensation, $0.6 million in accounts payable and $0.3 million in accrued liabilities and other current liabilities.

Investing Activities

Cash provided by investing activities of $4.0 million for the nine months ended September 30, 2024 was related to the maturities of marketable securities of $25.3 million, partially offset by the purchases of marketable securities of $21.3 million.

Cash provided by investing activities of $45.4 million for the nine months ended September 30, 2023 was related to the maturities of marketable securities of $74.0 million, partially offset by purchases of marketable securities of $28.6 million.

Financing Activities

Cash provided by financing activities of $0.1 million for the nine months ended September 30, 2024 was related to the $0.1 million proceeds from issuance of common stock under the 2018 ESPP.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 5, “Commitments and Contingencies” to our unaudited condensed financial statements for further information.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, “Summary of Significant Accounting Policies,” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $29.0 million as of September 30, 2024, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, management determined that, as of September 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the three months ended September 30, 2024 and 2023 was approximately $6.5 million and $14.8 million, respectively, and $17.6 million and $35.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $501.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of September 30, 2024, we had capital resources consisting of cash, cash equivalents, and marketable securities of $29.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

•
the results of our ongoing clinical trials of UBX1325 (foselutoclax);
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

Additional and sufficient funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis and if we do not manage discretionary spending, we may be required to:

•
delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for our current drug candidates or any future drug candidate;
•
delay, limit, reduce or terminate our research and development activities; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize our current drug candidates or any future drug candidate, or reduce our flexibility in developing or maintaining our sales and marketing strategy; or
•
liquidate assets where possible, cease operations or file for bankruptcy protection.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023, and 48-week data in September 2023. We completed enrollment in our head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept. We expect to disclose topline results from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025. We expect to disclose topline results from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025.

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

If we experience termination or delays in the completion of any preclinical study or clinical study of our drug candidates, the commercial prospects of our drug candidates may be harmed, and our ability to generate revenues from any of these drug candidates will be delayed or unrealized. In addition, any delays in completing our clinical studies may increase our costs, slow down our drug candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. If one or more of our drug candidates or our senescence technology generally prove to be ineffective, unsafe or commercially unviable, our platform and pipeline would have significantly diminished value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects and we may be forced to sell or liquidate our business.

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

As of September 30, 2024, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 34 issued and allowed U.S. patents and applications and 68 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

We have and may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, we may issue additional shares from time to time pursuant to our shelf registration statements and ATM Offering Programs. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. However, for so long as our public float is less than $75.0 million, under our shelf registration statements, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under our shelf registration statements or the ATM Offering Programs or through any other means could also lower the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-related securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended September 30, 2024.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	10-K	4/15/2024	3.3

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Form of New Warrant.	8-K	11/13/2023	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: November 4, 2024	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2024	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)