Form 10-K
period 2024-12-31
Unity Biotechnology, Inc.
filed 2025-03-07
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2024 was $22,509,406.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2025 was 16,867,647.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders, scheduled to be held on June 20, 2025, are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

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
•
our ability to raise substantial additional funds to achieve our goals;
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
•
our financial performance;

•
macroeconomic trends and uncertainty, including high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors”.

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
•
Our business is currently dependent on the successful development of UBX1325, which is in Phase 2 of clinical development.
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
•
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect results of operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

In July 2020, we filed an Investigational New Drug application, or IND, to commence a Phase 1, first-in-human, open-label, single-ascending dose study of UBX1325 (foselutoclax) in patients with advanced DME and neovascular age-related macular degeneration, or nAMD. Our current goal with UBX1325 is to transformationally improve outcomes for patients with DME. In October 2020, the Phase 1, first-in-human, clinical study of UBX1325 commenced. That study, an open-label, single ascending dose clinical trial, evaluated doses from 0.5 – 10 µg administered as a single intra-vitreal injection in up to 8 patients with DME and 11 patients with nAMD all of whom had been off all anti-VEGF treatment due to lack of benefit for at least 6 months. The results of this study demonstrated acceptable safety and tolerability without any dose-limiting toxicities; no evidence of intraocular inflammation; and mean improvement in Best Corrected Visual Acuity (BCVA) of up to 9.5 ETDRS letters in those patients with DME receiving higher doses (5 and 10 µg) and a mean improvement in BCVA of 3.2 ETDRS letters in evaluable patients with nAMD at all doses, both at 24 weeks after treatment with UBX1325.

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

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean BCVA compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represented a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. In August 2024, we completed enrollment of patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We completed enrollment of 52 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding sixteen weeks. All participants received three monthly doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, CST change from baseline to week 24, proportion of participants who do not require rescue, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

In April 2024, we announced that the ongoing Phase 2b ASPIRE study of UBX1325 has been extended from 24 to 36 weeks to assess safety, efficacy, and potentially greater durability compared to aflibercept. There will be no scheduled treatments in either arm between 24 and 36 weeks to allow direct comparison of durability to effect between the two treatment arms. We completed enrollment in August 2024 and anticipate receiving topline data from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025.

From August through September 2024, we had a Type C interaction with the U.S. Food and Drug Administration (FDA) regarding the development of UBX1325 (foselutoclax) or DME. The objectives of this meeting were to obtain FDA input regarding the design of the pivotal trial and endpoint for regulatory approval. Based on the interaction, we expect the pivotal study would need to be a non-inferiority trial comparing UBX1325 to an approved anti-VEGF agent. The primary endpoint is expected to be the change in baseline in BCVA, as assessed by the ETDRS scale with a non-inferiority margin of four letters.

In age-related macular degeneration (AMD), in March 2022, we enrolled our first patient in the Phase 2 ENVISION study. This study was a prospective, multicenter, randomized, double-masked, active-controlled study to assess the safety, tolerability, and evidence of activity of a repeat intravitreal injection of UBX1325 (foselutoclax) in patients with neovascular AMD. In September 2022, the study completed enrollment of 51 patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients were to have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients were followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept.

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

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean BCVA compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represented a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. In August 2024, we completed enrollment of patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We completed enrollment of 52 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding sixteen weeks. All participants received three monthly doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, CST change from baseline to week 24, proportion of participants who do not require rescue, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

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

Patent Portfolio

Our patent portfolio consists of a combination of issued and allowed patents and pending patent applications that are owned or co-owned by us and/or licensed to us from third parties. The majority of these patents and applications cover our cellular senescence program, and others pertain to our programs that target aging mechanisms beyond cellular senescence, including the administration of a Tie2 receptor agonist or α-Klotho hormone. As of March 1, 2025, we own, co-own, or have an exclusive license in certain fields of use to approximately 172 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes approximately 33 issued or allowed U.S. patents and applications and 70 granted or allowed foreign patents and applications. A composition of matter patent directed to the chemical structure of UBX1325 is expected to extend our loss of exclusivity on this molecule in the U.S. to 2039, not including any patent term extensions to which it may be entitled.

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

Ophthalmology Programs

We have a license with Ascentage to two patent families that include patents and applications directed to the composition of matter of our specific BCL-xL inhibitors including UBX0601, the active parent molecule of our lead drug candidate, UBX1325. This license grants us exclusive development and commercialization rights and non-exclusive manufacturing rights to UBX1325 for all non-oncology indications outside of Greater China (China, Hong Kong, Macau and Taiwan). Inside Greater China, we have the right to negotiate a joint venture with Ascentage to develop, manufacture and commercialize UBX1325. Patents in these two patent families have been granted in the United States, South Korea, New Zealand, South Africa, Australia, Canada, China, India, Singapore, Japan and Europe, and applications are pending in India and Singapore. Granted patents and patents that may issue from pending applications in these two patent families are expected to expire between 2032 and 2034, excluding any potential patent term adjustments or extensions.

Our license agreement with Ascentage also grants us the right to continue our preclinical development efforts with UBX1967 (our back-up compound to UBX1325) until the time we wish to submit an IND for UBX1967, at which point we would be required to enter into a separate license agreement with Ascentage covering UBX1967.

We co-own a patent family encompassing the use of BCL-2 and BCL-xL inhibitors generally to treat various age-related eye diseases by targeting senescent cells (which also covers aspects of our neurology programs) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. Patents in this patent family have been granted in the U.S., Canada, Europe, Israel, New Zealand, Hong Kong, Mexico, South Korea, and South Africa. These patents include claims that are directed to treating age related eye diseases, including age-related macular degeneration, and expire in 2035, excluding any patent term adjustments or extensions. Patent applications in this patent family are pending in the United States, Australia, Brazil, Israel, Japan, and Singapore.

We also solely own a patent family that specifically claims the composition of matter of UBX1325 and closely related compounds, as well as general methods of use of UBX1325. As of March 1, 2025, this family includes three issued U.S. patents and one pending U.S. application, issued patents in Europe, Hong Kong, and South Korea, and pending applications in Australia, Canada, China, Europe, and Japan. Granted patents from this family are expected to expire in 2039, excluding any potential patent term adjustments and patent term extensions.

We solely own a patent family that specifically covers the sequence, epitope, alternative antibody formats, and use of UBX2050 not only for ophthalmic diseases, but also other indications, including kidney. We have a granted patent in the U.S. and an allowed patent application in Japan, and patent applications pending in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, and the U.S. Granted patents from this family expire in 2040, excluding any patent term adjustments and patent term extensions. We also solely own a patent family that specifically covers the sequences of our Tie2/VEGF bispecific UBX2048 and variants for many indications, including ocular. Future patents issuing from this family are expected to expire in 2043, excluding any patent term adjustments and patent term extensions.

Neurology Program

We have an exclusive license with The Regents of the University of California for a patent family directed to methods of treatment and the use of α-Klotho hormone for the development of human therapeutics to treat cognitive decline. As of March 1, 2025, our patent portfolio includes four issued U.S. patents, and issued patents in Australia, Belgium, Europe, France, Germany, India, Ireland, Italy, Japan, Luxembourg, Switzerland, and the United Kingdom, and pending patent applications in Canada, China, and Hong Kong. Patents that issue from this family are expected to expire in 2036, excluding any patent term adjustments and patent term extensions. In December 2021, we announced an exclusive agreement licensing our α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization.

We co-own a patent family encompassing the use of BCL-2/xL inhibitors generally to treat neurodegenerative diseases by targeting senescent cells (which also covers aspects of our ophthalmology program) with the Buck Institute and the Mayo Clinic. We have exclusive licenses from each of the Buck Institute and the Mayo Clinic to this patent family in the field of senescence. Currently, we co-own an issued U.S. patent and a pending U.S. patent application for the use of BCL-xL inhibition to eliminate senescent cells to treat neurodegenerative disorders. Patents that issue from this family are expected to expire in 2035, excluding any patent term adjustments and patent term extensions.

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

We also protect our brand through procurement of trademark rights. As of March 1, 2025, the mark UNITY BIOTECHNOLOGY® and the UNITY BIOTECHNOLOGY® design logo are registered in the United States, the European Union, or EU, China, and in Japan, as well as other foreign jurisdictions. The mark UNITY® is also registered in the United States and in the EU. In order to supplement protection of our brand, we have also registered several internet domain names.

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

As of December 31, 2024, pursuant to the Commercial Agreements, the Company had issued 126,975 shares of common stock to Ascentage Pharma and 29,194 shares of common stock to the academic institution from whom Ascentage Pharma had previously licensed the technology. The Company had issued no additional shares pursuant to the Commercial Agreements during the year ended December 31, 2024. In May 2021, the Company initiated the BEHOLD study, a Phase 2 proof-of-concept study of UBX1325 in patients with diabetic macular edema. As a result of the first patient dosed in the Phase 2 proof-of-concept UBX1325 study in June 2021, the Company triggered a milestone payment of $2.0 million for Ascentage Pharma, which the Company elected to settle in shares of the Company’s common stock. At the instruction of Ascentage Pharma, the Company issued 29,477 shares of its common stock to Ascentage Pharma as of August 2021 with a fair market value of $1.1 million net of withholding taxes, and 10,527 shares of its common stock to the academic institution with a fair market value of $0.4 million at settlement date. The milestone payment was recognized as research and development expense in the Statement of Operations and Comprehensive Loss during the year ended December 31, 2021. The Company had previously issued 36,166 shares of its common stock with a value of $2.3 million to Ascentage Pharma as of December 31, 2020.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 16 employees, all of whom were full-time. Approximately 25% of our employees hold advanced degrees. In February 2022, and again on May 4, 2023, we announced a restructuring to align resources to focus on our ongoing clinical programs and deliver on key development milestones.

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

Facilities

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased from June 2021 through July 2024, and approximately 15,000 square feet was subleased as of July 2022 through June 2026 with an additional 17,000 square feet subleased as of September 2023 through June 2026. The majority of our employees work at our corporate headquarters.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2024 and 2023 was approximately $26.0 million and $39.9 million, respectively. As of December 31, 2024, we had an accumulated deficit of $510.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which will be used to advance UBX1325 (foselutoclax). Since our capital resources will fund operations less than 12 months from the date of this Annual Report on Form 10-K, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and have successful development of UBX1325, which is in Phase 2 of clinical development, we will need to raise additional funds.

There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Failure to raise additional financing may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and may be sooner than the fourth quarter of 2025.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of December 31, 2024, we had capital resources consisting of cash, cash equivalents, and marketable securities of $23.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and have successful development of UBX1325, which is in Phase 2 of clinical development, we will need to raise additional funds.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which will be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Annual Report on Form 10-K, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and maybe sooner than the fourth quarter of 2025.

The reaction of investors to the inclusion of a going concern statement by our auditors may materially adversely affect our share price and our ability to raise new capital or enter into partnerships.

We will need substantial additional capital to operate our business and continue our development activities and without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. If funding is only available on less desirable terms or not available at all for companies in the life sciences industry or if we are unable to access our cash deposits held at financial institutions due any liquidity concerns at such financial institutions, our business and operations would be adversely affected and we may be required to cease operations.

To date, we have primarily financed our operations through the sale of equity securities. For example, in March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $125.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in May 2022, or the March 2022 Shelf Registration Statement. In March 2022, we also entered into a sales agreement, or the March 2022 Sales Agreement, with Cowen and Company, LLC, or Cowen, (now TD Securities (USA) LLC) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act, or the March 2022 ATM Offering Program. Further, in October 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, or the October 2022 Shelf Registration Statement and, together with the March 2022 Shelf Registration Statement, the shelf registration statements. In October 2022, we also entered into a sales agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act, or the October 2022 ATM Offering Program, and, together with the March 2022 ATM Offering Program, the ATM Offering Programs.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, financial markets have been negatively affected by high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. Such impacts may be exacerbated by unforeseen events, changes in government administrations, or public health emergencies. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of these conditions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our business is currently dependent on the successful development of UBX1325, which is in Phase 2 of clinical development.

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023, and 48-week data in September 2023. We completed enrollment in our head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept. We anticipate receiving topline data from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025.

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

Moreover, in September 2024, the U.S. House of Representatives passed a version of the BIOSECURE Act (H.R. 8333), however, the Senate did not approve that legislation. If Congress takes up the legislation again and it is passed and enacted into law, the BIOSECURE Act would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, and it is possible some of our contractual counterparties could be impacted by this legislation.

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

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek approvals and adversely affect our business, financial condition, results of operations, or cash flows. For example, in recent years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

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

We are committed to developing senolytic medicines that slow, halt, or reverse diseases of aging, and we are committed to advancing multiple senolytic molecules to address a variety of diseases of aging, focusing on ophthalmologic disorders. As senolytic medicines are not limited to intervention by a single mode of action or molecular target, we believe that we can modulate a number of biologic pathways in order to trigger the beneficial elimination of senescent cells. However, our core therapeutic approach is based on our belief that senescent cells drive diseases of aging, and that hypothesis has not yet been proven. In addition, we do not know if we will be able to develop medicines that selectively eliminate senescent cells or whether the elimination of such senescent cells will mitigate the effects of or effectively treat any diseases.

In addition, identifying, developing, obtaining regulatory approval and commercializing drug candidates for the treatment of diseases of aging, including in ophthalmology, will require substantial additional funding and is prone to the risks of failure inherent in drug development. Research programs to identify drug candidates also require substantial technical, financial and human resources, regardless of whether or not any drug candidates are ultimately identified, and even if our preclinical research programs initially show promise in identifying potential drug candidates, they may fail to yield drug candidates for clinical development.

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

We are aware of other companies seeking to develop treatments to prevent or treat diseases of aging through various biological pathways. Within our lead senolytic program in ophthalmology diseases, our drug candidates would compete against current therapies from a wide range of companies and technologies, including current standard of care treatments such as anti-VEGF antibodies (bevacizumab, ranibizumab, aflibercept, brolucizumab), bispecific antibodies (faricimab), intravitreal steroid (dexamethasone), high-dose EYLEA®, complement inhibitors (e.g., pegcetacoplan) for the geographic atrophy form of AMD, and pan-retinal photocoagulation by laser. There are also potentially disease-modifying therapeutics being developed by several pharmaceutical and biotechnology companies, including Roche/Genentech and Regeneron.

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

As of December 31, 2024, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 33 issued and allowed U.S. patents and applications and 68 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

•
our ability to raise substantial additional funds to achieve our goals;
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
•
market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
•
general economic conditions in the United States and abroad, including high interest rates, rising inflation, tariffs, liquidity concerns at financial institutions, and the potential for local and/or global economic recession.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical, and biotechnology stocks in particular, have experienced extreme volatility as a result of the economic uncertainty and increased interest rates, inflation, tariffs, and liquidity concerns at financial institutions that may be unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for products with the potential to treat diseases of aging, particularly those affecting large populations in a wide range of geographic locations, may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption have caused and could continue to cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our current drug candidates or any future drug candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Weakened or declining economic conditions could be caused by a number of factors, including high interest rates, rising inflation, tariffs, liquidity concerns at financial institutions, and the potential for local and/or global economic recession. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Our management team, including our Chief Legal Officer and Head of Operations and external IT consultants, is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Legal Officer is a former federal prosecutor and deputy chief of cybercrime in the U.S. Attorney's Office for the Eastern District of Virginia, as well as a former law firm partner conducting and overseeing investigations, prosecutions, and cases relating to cybercrime, hacking, trade secrets, large-scale identity theft, national security, data breaches, and related cybersecurity and data privacy matters. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience, in close cooperation with external IT consultants, includes significant experience of leading and managing IT infrastructure and security operations teams for various sized global companies across several different industries.

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

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we currently lease approximately 62,000 square feet of office and laboratory space pursuant to a lease dated February 28, 2019, of which approximately 23,000 square feet was subleased from June 2021 through July 2024 and approximately 15,000 square feet was subleased as of July 2022 through June 2026 with an additional 17,000 square feet subleased as of September 2023 through June 2026. The majority of our employees work at our corporate headquarters.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “UBX” since May 3, 2018. As of March 1, 2025, there were 40 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported in a quarterly report on Form 10-Q or current report on Form 8-K.

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

In August 2022, we announced positive 12- and 18-week data in our Phase 2 BEHOLD study, including that a single injection of UBX1325 led to a progressive, statistically significant, and clinically meaningful improvement in mean BCVA compared to sham treatment. At Week 18, the mean change from baseline of BCVA for UBX1325-treated subjects was an increase of 6.1 ETDRS letters that represented a difference of +5.0 ETDRS letters compared to sham-treated subjects (p=0.0368). In addition, patients treated with UBX1325 maintained central subfield thickness (CST) (+3.2 microns) compared to sham-treated patients who had progressive worsening (increase) in CST through 18 weeks (+53.5 microns) (p=0.0719).

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

In December 2023, we announced that the first patients have been dosed in our Phase 2b ASPIRE study, designed to evaluate UBX1325 (foselutoclax) head-to-head against aflibercept in previously treated patients with active DME who are not achieving optimal benefit from standard of care. In August 2024, we completed enrollment of patients into the ASPIRE study in DME, which is a multi-center, randomized, double-masked, active-controlled study designed to evaluate the safety and efficacy of UBX1325 in comparison to aflibercept. Patients are randomized 1:1 to receive either 10 μg UBX1325, or 2 mg of aflibercept control injections every eight weeks for six months. We completed enrollment of 52 participants with DME who have residual visual acuity deficits and excess fluid in the retina despite having received at least three anti-VEGF injections in the preceding sixteen weeks. All participants received three monthly doses of 2 mg aflibercept as a “run-in” prior to randomization. The primary efficacy endpoint will be mean change from baseline in BCVA to week 24. Secondary endpoints will include change in BCVA over time, CST change from baseline to week 24, proportion of participants who do not require rescue, and percentage of participants with one or more treatment-emergent ocular adverse events during the course of the study.

In April 2024, we announced that the ongoing Phase 2b ASPIRE study of UBX1325 has been extended from 24 to 36 weeks to assess safety, efficacy, and potentially greater durability compared to aflibercept. There will be no scheduled treatments in either arm between 24 and 36 weeks to allow direct comparison of durability of effect between the two treatment arms. We completed enrollment in August 2024 and anticipate receiving topline data from the ASPIRE study in two data readouts: 24-week primary endpoint data in the first quarter of 2025, and 36-week long-term extension data in the second quarter of 2025.

From August through September 2024, we had a Type C interaction with the U.S. Food and Drug Administration, or FDA, regarding the development of UBX1325 (foselutoclax) for DME. The objectives of this meeting were to obtain FDA input regarding the design of the pivotal trial and endpoint for regulatory approval. Based on the interaction, we expect the pivotal study would need to be a non-inferiority trial comparing UBX1325 to an approved anti-VEGF agent. The primary endpoint is expected to be the change in baseline in BCVA, as assessed by the ETDRS scale with a non-inferiority margin of four letters.

In age-related macular degeneration (AMD), in March 2022, we enrolled our first patient in the Phase 2 ENVISION study. This study was a prospective, multicenter, randomized, double-masked, active-controlled study to assess the safety, tolerability, and evidence of activity of a repeat intravitreal injection of UBX1325 (foselutoclax) in patients with neovascular AMD. In September 2022, the study completed enrollment of 50 patients with nAMD who have had at least two intravitreal injections of anti-VEGF therapy in the preceding six months and who still have active choroidal neovascularization and residual sub- or intra-retinal fluid. Patients were to have received their last anti-VEGF treatment approximately 4-8 weeks prior to screening, and all patients were followed for approximately 24 weeks after dosing with either UBX1325 or aflibercept.

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

On November 9, 2023, we entered into an Inducement Offer with certain holders, or Holders of existing warrants, or Existing Warrants, to purchase up to an aggregate of 2,143,000 shares of common stock, which warrants were issued to the Holders on August 22, 2022, having an exercise price of $8.50 per share. The Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 2,143,000 shares of common stock at a reduced exercise price of $2.045 per share, or the Exercise, in consideration of our agreement to issue new warrants, or the New Warrants to purchase up to an aggregate of 2,143,000 shares of common stock, or the New Warrant Shares. Each New Warrant has an exercise price equal to $1.92 per share. We received aggregate gross proceeds of approximately $4.4 million from the Exercise, before deducting $0.6 million in placement agent fees and other offering expenses payable by us. We also issued to the placement a, H.C. Wainwright & Co., LLC, warrants to purchase up to 128,580 shares of common stock with an exercise price equal to $2.5563 per share. We are using the net proceeds from the Inducement Offer for working capital, operating expenses to include clinical trial progression, and general corporate purposes. The resale of the New Warrant Shares and the shares underlying the warrants issued to the placement agent was registered on a Registration Statement on Form S-3 initially filed on December 6, 2023 pursuant to the terms of the Inducement Offer.

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $26.0 million, $39.9 million, and $44.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of December 31, 2024, we had an accumulated deficit of $510.3 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which will be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Annual Report on Form 10-K, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or liquidate assets where possible, cease operations or file for bankruptcy protection.

While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and have successful development of UBX1325, which is in early stages of clinical development, we will need to raise additional funds.

If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and maybe sooner than the fourth quarter of 2025.

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

Interest Expense

Interest expense relates to interest on the Hercules Loan Agreement (as defined below) entered into on August 3, 2020 which was subsequently extinguished on September 6, 2023.

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

Other Expense, Net

Other expense, net includes property and other taxes and foreign exchange losses from payments to international vendors, and sale of laboratory equipment. In 2023, Other expense, net included, in addition to the items above, the debt extinguishment loss associated with the unamortized debt discount.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Year ended December 31,
	2024	2023	Change
Summary of Operations Data:
Operating expenses:
Research and development	$13,006	$20,099	$(7,093)
General and administrative	15,460	18,966	(3,506)
Impairment of long-lived assets	2,705	5,602	(2,897)
Total operating expenses	31,171	44,667	(13,496)
Loss from operations	(31,171)	(44,667)	13,496
Interest income	1,733	2,874	(1,141)
Interest expense	—	(2,452)	2,452
Gain (loss) on warrant liability	3,713	6,215	(2,502)
Other expense, net	(265)	(1,830)	1,565
Net loss	$(25,990)	$(39,860)	$13,870

Research and Development

Research and development expenses decreased by $7.1 million, to $13.0 million for the year ended December 31, 2024 from $20.1 million for the year ended December 31, 2023. The decrease was primarily due to decreases of $3.5 million in personnel costs due to our reduced headcount and the reduction in force, $2.7 million in direct research and development expenses mainly due to the completion of our UBX1325 BEHOLD and ENVISION studies, and $0.9 million in facilities-related costs primarily due to the sublease of our East Grand facility.

General and Administrative

General and administrative expenses decreased by $3.5 million, to $15.5 million for the year ended December 31, 2024 from $19.0 million for the year ended December 31, 2023. The decrease was primarily due to decreases of $2.5 million in personnel costs due to our reduced headcount and reduction in force, $0.4 million in professional fees, and $0.6 million in facilities-related costs primarily due to the sublease of our East Grand facility.

Impairment of Long-Lived Assets

Impairment charges consisted of impairment of long-lived assets. During the year ended December 31, 2024, we recorded an impairment charge of $2.7 million after evaluating the right-of-use asset and related leasehold improvements upon ongoing vacancy in our office space. In December 31, 2023, we recorded an impairment charge of $5.6 million after evaluating the right-of-use asset and related leasehold improvements upon subleasing our office space located in South San Francisco, California.

Interest Income

Our interest income was $1.7 million for the year ended December 31, 2024, as compared to $2.9 million for the year ended December 31, 2023. The decrease is primarily attributable to continued decreases in market yields during the year and the total interest bearing instruments held.

Interest Expense

Our interest expense of $2.4 million for the year ended December 31, 2023, was related to the Hercules Loan Agreement. We did not have interest expense for the year ended December 31, 2024.

Gain or Loss on Warrant Liability

Our unrealized gain was $3.7 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively. Gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of our common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, Net

Other expense, net, was $0.3 million for the year ended December 31, 2024 which comprised of $0.3 million in property and other taxes. Other expense, net, was $1.8 million for the year ended December 31, 2023 which includes $1.0 million in issuance costs and loss on extinguishment of Existing Warrants, $0.5 million in debt extinguishment loss associated with the unamortized debt discount, and $0.3 million in property and other taxes.

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

Interest Expense

Our interest expense of $2.4 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively, was related to the Hercules Loan Agreement.

Gain or Loss on Warrant Liability

Our unrealized gain was $6.2 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively. Gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of the Company’s common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, Net

Other expense, net, was $1.8 million for the year ended December 31, 2023 which includes $1.0 million in issuance costs and loss on extinguishment of Existing Warrants, $0.5 million in debt extinguishment loss associated with the unamortized debt discount, and $0.3 million in property and other taxes. Other expense was immaterial for the year ended December 31, 2022 which includes $0.2 million in recognized gains resulting from the extinguishment of the derivative related to long term debt and $0.1 million from the gains on sale of assets, offset by $0.3 million property and other tax expense.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $26.0 million and $39.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $510.3 million, and we do not expect positive cash flows from operations in the foreseeable future. Our future viability is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate our lead development program. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives, or we may be forced to liquidate assets where possible, cease operations or file for bankruptcy protection.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which will be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Annual Report on Form 10-K, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern.

While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and have successful development of UBX1325, which is in early stages of clinical development, we will need to raise additional funds.

There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Failure to raise additional financing may adversely impact our ability to achieve our intended business objectives because without substantial additional capital, we may not be able to complete pivotal trials necessary to advance our product development and our programs. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and maybe sooner than the fourth quarter of 2025.

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

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances, such as our initial public offering, and more recently through proceeds from the Hercules Loan Agreement, our prior and existing at-the-market offering programs, the Equity Purchase Agreement (as defined below), and the sale of common stock and warrants in the Follow-On Offering and the Inducement Offer (each as defined above) and we will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash and restricted cash for each of the periods presented below (in thousands):

	Year ended December 31,
	2024	2023	2022 (Restated)
Cash used in operating activities	$(20,865)	$(37,088)	$(52,414)
Cash provided by (used in) investing activities	8,565	60,495	(24,545)
Cash provided by (used in) financing activities	77	(16,340)	56,240
Net increase (decrease) in cash and restricted cash	$(12,223)	$7,067	$(20,719)

Operating Activities

Cash used in operating activities of $20.9 million for the year ended December 31, 2024 consisted primarily of a net loss of $26.0 million adjusted for net non-cash charges of $1.8 million and net changes to our operating assets and liabilities of $3.3 million. Our non-cash charges consisted primarily of $4.0 million in stock-based compensation, $2.7 million in impairment of long-lived assets, and $0.9 million in depreciation and amortization, partially offset by $3.7 million in gain on the warrant liability, $1.3 million in non-cash rent expense, and $0.8 million in net accretion and amortization of premium and discounts on marketable securities. The net change in our operating assets and liabilities primarily consisted of decreases of $2.4 million in prepaid expenses combined with increases of $1.2 million in accrued liabilities and other current liabilities and $0.2 million in accrued compensation, partially offset by decreases of $0.5 million in accounts payable.

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

Investing Activities

Cash provided by investing activities of $8.6 million for the year ended December 31, 2024 was related to maturities of marketable securities of $32.3 million, partially offset by purchases of marketable securities of $23.7 million.

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

Financing Activities

Cash used by financing activities of $0.1 million for the year ended December 31, 2024 was related to $0.1 million in proceeds from the issuance of common stock under the 2018 Employee Stock Purchase Plan.

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

During the course of a clinical trial, we adjust the rate of expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2024 and 2023.

We provide enhanced transparency into key research and development initiatives, including expected timelines, projected expenditures, and potential risks associated with our drug development programs. We consider the impact of macroeconomic factors, regulatory changes, and competitive market conditions that may influence the pace and cost of our research and development efforts. Furthermore, we disclose any significant funding arrangements, government grants, or collaborations that materially affect our research and development investment strategy.

We continuously assess our research and development cost structure and expenditure trends to ensure alignment with corporate objectives and financial sustainability. Future expenses may be influenced by the outcome of clinical trials, regulatory approvals, and commercialization strategies. Any material deviations from our projected research and development expenditures are disclosed in our financial statements along with a discussion of underlying factors contributing to such variances.

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

Recent Accounting Pronouncements

See Note 3 to our Financial Statements “Summary of Significant Accounting Policies” for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash, Cash Equivalents and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $23.2 million as of December 31, 2024, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Unity Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unity Biotechnology, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of warrant liability
Description of the Matter

As discussed in Note 12 to the financial statements, the Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounted for the issuance of warrants as liabilities on the balance sheets and measures the warrants at fair value. The Company's warrant liability as of December 31, 2024 totaled $2.2 million.

Auditing the fair value of the warrant liability was complex because of the probabilities associated with the occurrence of a prospective fundamental transaction used in the fair valuation of the warrant liability.

How We Addressed the Matter in Our Audit

To test the Company’s fair value of warrants, our audit procedures included, among others, utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s valuation methodology and assumptions. Our procedures to test the probabilities of a fundamental transaction included reviewing the meeting minutes of those charged with governance, obtaining corroborative external evidences such as press releases of the Company, performing inquiries with Company executives and Board of Directors, and assessing consistency of the information with evidence obtained in other areas of our audit.

Impairment of Long-Lived Assets
Description of the Matter

As discussed in Note 9 to the financial statements, the Company’s long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When indicators of impairment exist, the Company compares the estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the asset exceeds the future undiscounted cash flows, an impairment is measured based on the difference between the carrying amount of the asset and its fair value. An indicator of impairment was identified for the year ended December 31, 2024. As a result, the Company recorded an impairment charge of $2.7 million for its right-of-use asset and related leasehold improvements.

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

San Mateo, California

March 7, 2025

UNITY BIOTECHNOLOGY, INC.

Balance Sheets

(in thousands, except for share amounts and par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,580	$19,803
Short-term marketable securities	15,650	23,398
Prepaid expenses and other current assets	1,037	3,404
Total current assets	24,267	46,605
Property and equipment, net	3,456	5,082
Operating lease right-of-use asset	8,900	12,981
Long-term restricted cash	896	896
Other long-term assets	143	126
Total assets	$37,662	$65,690
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$997	$1,380
Accrued compensation	2,096	1,841
Accrued and other current liabilities	6,167	4,619
Total current liabilities	9,260	7,840
Operating lease liability, net of current portion	19,709	23,539
Warrant liability	2,199	5,913
Total liabilities	31,168	37,292
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023; 16,865,201 and 16,784,969 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	516,820	512,773
Accumulated other comprehensive gain (loss)	15	(24)
Accumulated deficit	(510,343)	(484,353)
Total stockholders’ equity	6,494	28,398
Total liabilities and stockholders’ equity	$37,662	$65,690

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022 (Restated)
Licensing revenue – Related Party	$—	$—	$236
Operating expenses:
Research and development	13,006	20,099	36,859
General and administrative	15,460	18,966	20,949
Impairment of long-lived assets	2,705	5,602	—
Total operating expenses	31,171	44,667	57,808
Loss from operations	(31,171)	(44,667)	(57,572)
Interest income	1,733	2,874	1,220
Interest expense	—	(2,452)	(3,558)
Gain on warrant liability	3,713	6,215	16,843
Other expense, net	(265)	(1,830)	(1,402)
Net loss	$(25,990)	$(39,860)	$(44,469)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable debt securities	39	227	(207)
Comprehensive loss	$(25,951)	$(39,633)	$(44,676)
Net loss per share, basic and diluted	$(1.54)	$(2.70)	$(4.68)
Weighted average number of shares used in computing net loss per share, basic and diluted (1)	16,827,038	14,773,612	9,494,421

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

UNITY BIOTECHNOLOGY, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock (1)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2021	6,299,158	$1	$459,636	$(44)	$(400,024)	$59,569
Issuance of common stock, net of issuance costs, under ATM equity offering program	1,019,046	—	12,155	—	—	12,155
Sale of common stock under Follow-On Offering, net of issuance costs (Restated)	6,428,571	—	15,426	—	—	15,426
Issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	90,000	—	910	—	—	910
Issuance of common stock to Hercules Capital, net of issuance costs	262,761	—	3,179	—	—	3,179
Issuance of common stock under 2018 ESPP	25,482	—	142	—	—	142
Vesting of restricted stock units	90,284	—	—	—	—	—
Stock-based compensation	—	—	9,379	—	—	9,379
Unrealized loss on available-for-sale marketable securities	—	—	—	(207)	—	(207)
Net loss (Restated)	—	—	—	—	(44,469)	(44,469)
Balances at December 31, 2022 (Restated)	14,215,302	$1	$500,827	$(251)	$(444,493)	$56,084
Issuance of common stock, net of issuance costs, under ATM equity offering program	274,781	—	725	—	—	725
Issuance of common stock under the warrant inducement agreement, net of issuance costs	2,143,000	1	3,686	—	—	3,687
Issuance of common stock under 2018 ESPP	57,419	—	116	—	—	116
Vesting of restricted stock units	94,467	—	—	—	—	—
Stock-based compensation	—	—	7,419	—	—	7,419
Unrealized gain on available-for-sale marketable securities	—	—	—	227	—	227
Net loss	—	—	—	—	(39,860)	(39,860)
Balances at December 31, 2023	16,784,969	$2	$512,773	$(24)	$(484,353)	$28,398
Repurchase of early exercised shares	(3,336)	—	—	—	—	—
Issuance of common stock under 2018 ESPP	61,448	—	77	—	—	77
Vesting of restricted stock units	22,120	—	—	—	—	—
Stock-based compensation	—	—	3,970	—	—	3,970
Unrealized gain on available-for-sale marketable securities	—	—	—	39	—	39
Net loss	—	—	—	—	(25,990)	(25,990)
Balances at December 31, 2024	16,865,201	$2	$516,820	$15	$(510,343)	$6,494

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

UNITY BIOTECHNOLOGY, INC.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022 (Restated)
Operating activities
Net loss	$(25,990)	$(39,860)	$(44,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867	1,182	2,180
Amortization of debt issuance costs	—	705	1,318
Debt extinguishment loss upon paydown of principal	—	491	—
Debt extinguishment gain upon conversion to equity	—	—	(199)
Net accretion and amortization of premium and discounts on marketable securities	(751)	(1,503)	(276)
Gain on disposal of property and equipment	(23)	(114)	(346)
Stock-based compensation	3,970	7,419	9,379
Non-cash rent expense	(1,320)	(1,072)	(2,136)
Impairment of long-lived assets	2,705	5,602	—
Gain on warrant liability	(3,714)	(6,215)	(16,843)
Extinguishment loss and non-cash issuance costs on warrant	—	668	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,367	(1,664)	138
Other long-term assets	(17)	(74)	39
Accounts payable	(383)	(410)	(194)
Accrued compensation	255	(1,180)	(1,008)
Accrued liabilities and other current liabilities	1,169	(1,063)	26
Other long-term liabilities	—	—	(23)
Net cash used in operating activities	(20,865)	(37,088)	(52,414)
Investing activities
Purchase of marketable securities	(23,711)	(28,609)	(98,827)
Maturities of marketable securities	32,250	89,000	74,000
Sale of property and equipment	26	115	378
Purchase of property and equipment	—	(11)	(96)
Net cash provided by (used in) investing activities	8,565	60,495	(24,545)
Financing activities
Payment of debt principal	—	(20,000)	—
Payment of debt issuance costs	—	(1,563)	—
Proceeds from issuance of common stock under ATM offering program, net of issuance costs	—	725	12,155
Proceeds from sale of common stock and warrants under Follow-On Offering	—	—	45,000
Issuance costs for sale of common stock	—	—	(1,967)
Proceeds from the issuance of common stock and warrants under the warrant inducement agreement	—	4,382	—
Proceeds from issuance of common stock to Lincoln Park Capital Fund, net of issuance costs	—	—	910
Proceeds from issuance of common stock under the 2018 ESPP	77	116	142
Net cash provided by (used in) financing activities	77	(16,340)	56,240
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,223)	7,067	(20,719)
Cash, cash equivalents and restricted cash at beginning of year	20,699	13,632	34,351
Cash, cash equivalents and restricted cash at end of year	$8,476	$20,699	$13,632
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$1,969	$2,204
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common shares in payment of debt	$—	$—	$3,179

See accompanying notes to the financial statements.

UNITY BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Description of Business

Unity Biotechnology, Inc. (the “Company”) is a biotechnology company engaged in the research and development of therapeutics to slow, halt, or reverse diseases of aging. The Company devotes substantially all of its time and efforts to performing research and development. The Company’s headquarters are located in South San Francisco, California. The Company was incorporated in the State of Delaware in 2009.

Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which requires the Company to continue successfully developing UBX1325, which is in Phase 2 of clinical development. This assumption contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $510.3 million as of December 31, 2024. During the year ended December 31, 2024, the Company incurred a net loss of $26.0 million and used $20.9 million of cash in operating activities. To date, none of the Company’s drug product candidates have been approved for sale; therefore, the Company has not generated any product revenue. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. The Company has financed its operations primarily through private placements of preferred stock and promissory notes, public equity issuances and more recently, from its ATM Offering Programs, the sale of common stock and warrants under a Follow-On Offering and the Inducement Offer and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $23.2 million as of December 31, 2024. The Company expects that its cash, cash equivalents, and marketable securities as of December 31, 2024 will not be sufficient to fund its current business plan including related operating expenditure requirements through at least 12 months from the date of issuance of these financial statements are filed with the Securities and Exchange Commission (“SEC”). These conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC.

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

Segments

The Company has one operating segment and one reportable segment. The Company’s chief operating decision maker (CODM), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The Company’s method for measuring profitability on a reportable segment basis is net profit or loss. Additional significant segment expenses are provided on a quarterly basis to the CODM to support the CODM’s decision making process. Refer to Note 18 for additional information.

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

	December 31,
	2024	2023	2022
Cash and cash equivalents	$7,580	$19,803	$12,736
Restricted cash	896	896	896
Total cash, cash equivalents, and restricted cash	$8,476	$20,699	$13,632

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

The Company’s investment policy limits investments in marketable securities to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. As of December 31, 2024 and 2023, the Company had no off-balance sheet concentrations of credit risk.

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

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations, contract manufacturers, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. We adopted ASU 2023-07 on January 1, 2024 and the adoption resulted in enhanced required disclosures, as described in Note 18, "Segment Reporting".

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,418	$6,418	$—	$—
Total cash equivalents	6,418	6,418	—	—
Short-term marketable securities:
U.S. treasuries	10,429	—	10,429	—
U.S. government debt securities	5,221	—	5,221	—
Total short-term marketable securities	15,650	—	15,650	—
Restricted Cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements on a recurring basis	$22,964	$7,314	$15,650	$—

Liabilities:
Warrant Liability	$2,199	$—	$—	$2,199
Total liabilities subject to fair value measurements on a recurring basis	2,199	—	—	2,199

	December 31, 2023
	Total	Level 1	Level 2	Level3
Assets:
Cash equivalents:
Money market funds	$12,864	$12,864	$—	$—
U.S. treasuries	2,989	—	2,989	—
Total cash equivalents	15,853	12,864	2,989	—
Short-term marketable securities:
U.S. treasuries	7,849	—	7,849	—
U.S. government debt securities	15,549	—	15,549	—
Total short-term marketable securities	23,398	—	23,398	—
Restricted Cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements on a recurring basis	$40,147	$13,760	$26,387	$—

Liabilities:
Warrant Liability	$5,913	$—	$—	$5,913
Total liabilities subject to fair value measurements on a recurring basis	5,913	—	—	5,913

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

August 2022 Warrants ("Existing Warrants")

The common stock warrants are classified as a liability on the Balance Sheets and are measured at fair value with the change in fair value recorded within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The estimated fair value of the outstanding common stock warrants was $0.8 million and $2.8 million as of December 31, 2024 and 2023, respectively.

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

	December 31, 2024	December 31, 2023
Common stock price	$0.98	$1.93
Exercise price per share	$8.50	$8.50
Expected volatility	90.0%	80.0%
Risk-free interest rate	4.26%	3.85%
Contractual term (in years)	2.64	3.64

November 2023 Inducement Offer ("New Warrants")

In November 2023, the Company issued common stock warrants to purchase an aggregate of 2,143,000 shares of common stock at an exercise price of $1.92 per warrant. Additionally, 128,580 common stock warrants were issued to the Placement Agent ("Placement Agent Warrants") at an exercise price of $2.5563 per warrant. The New Warrants and Placement Agent Warrants are recorded as a liability on the Balance Sheet and are adjusted to estimated fair value at period end within “Gain (loss) on warrant liability” on the Statement of Operations and Comprehensive Loss. The

estimated fair value of the New Warrants was $1.4 million and $3.1 million as of December 31, 2024 and 2023, respectively.

The Company estimates the fair value of its Level 3 warrant liabilities using a Monte Carlo simulation model. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility.

	December 31, 2024	December 31, 2023
Common stock price	$0.98	$1.93
Exercise price per share	$1.92-2.5563	$1.92-2.5563
Expected volatility	95.0%	80.0%
Risk-free interest rate	4.32%	3.85%
Contractual term (in years)	3.87	4.87

The following is a roll forward of the fair value of Level 3 warrants:

Warrant Liability Fair Value
Balance at December 31, 2022 (Restated)	$10,765
Warrants issued	2,724
Warrants exercised	(1,361)
Gain from change in fair value	(6,215)
Balance at December 31, 2023	5,913
Warrants issued	—
Warrants exercised	—
Gain from change in fair value	(3,714)
Balance at December 31, 2024	$2,199

5. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$6,418	$—	$—	$6,418
Total cash equivalents	6,418	—	—	6,418
Short-term marketable securities:
U.S. treasuries	10,414	16	(1)	10,429
U.S. government debt securities	5,221	3	(3)	5,221
Total short-term marketable securities	15,635	19	(4)	15,650
Restricted Cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$22,949	$19	$(4)	$22,964

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$12,864	$—	$—	$12,864
U.S. treasuries	2,989	—	—	2,989
Total cash equivalents	15,853	—	—	15,853
Short-term marketable securities:
U.S. treasuries	7,853	4	(8)	7,849
U.S. government debt securities	15,570	1	(22)	15,549
Total short-term marketable securities	23,423	5	(30)	23,398
Restricted Cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$40,172	$5	$(30)	$40,147

At December 31, 2024, the remaining contractual maturities of available-for-sale debt securities were less than a year. There have been no significant realized gains or losses on available-for-sale debt securities for the periods presented. As of December 31, 2024, the Company held two securities in an unrealized loss position and did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the year ended December 31, 2024 and no allowance for credit loss was recorded at December 31, 2024. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4, “Fair Value Measurements,” for further information regarding the fair value of the Company's financial instruments.

6. License Revenue, Agreements and Strategic Investment

In accordance with the license agreements, the Company recognized revenue as follows:

	Year ended December 31,
	2024	2023	2022
Jocasta Neuroscience, Inc. (1)	$—	$—	$236
	$—	$—	$236

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

For each of the years ended December 31, 2024 and 2023, the Company had no license revenue related to the Jocasta Agreement. For the year ended December 31, 2022, the Company recognized $0.2 million of license revenue related to the Jocasta Agreement. The deferred revenue balance was zero for each of the years ended December 31, 2024, 2023 and 2022.

License Agreements with Research Institutions

In May 2019, the Company entered into a license agreement with The Regents of the University of California on behalf its San Francisco campus (collectively, “UCSF”) which provides the Company the rights to certain patents and related know-how to make, use, sell, offer for sale and import certain products and practice certain methods for use in the development of human therapeutics, which excludes the provision of services to third parties for consideration of any kind. The license to the Company is subject to UCSF’s reserved rights under the licensed intellectual property for educational and non-commercial research purposes and a requirement to substantially manufacture any licensed products in the United States. The Company is obligated to use diligent efforts to develop and obtain regulatory approval for at least one product commercialized pursuant to the agreement, and must meet certain regulatory and development milestones. The Company is obligated to pay an annual license maintenance fee and may be obligated to make milestone payments or issue up to an additional 3,400 shares of its common stock upon the occurrence of specified development events, up to aggregate milestone payments of $13.6 million for each product licensed under the agreement, and upon commercialization, to make royalty payments in the low single digit percentages (subject to a specified minimum annual royalty) based on net sales of products commercialized pursuant to the agreement. None of these events had occurred and no milestone payments or royalty payments had been recognized as of December 31, 2024. In December 2021, the Company entered an agreement to exclusively license its rights in the α-Klotho asset to Jocasta Neuroscience, Inc. for development and commercialization. Under the license agreement, Jocasta Neuroscience, Inc. is, in addition to the payments due to the Company, required to make all payments due to UCSF from the Company under the UCSF License.

The Company has also entered into license agreements with various research institutions which have provided the Company with rights to patents, and in certain cases, research “know-how” and proprietary research tools to research, develop and commercialize drug candidates. In addition to upfront consideration paid to these various research institutions in either cash or shares of the Company’s common stock, the Company may be obligated to make milestone payments, payable in cash and/or the issuance of shares of the Company’s common stock upon achievement of certain specified clinical development and/or sales events. The contingent consideration liability considered to be a derivative associated with the potential issuance of common stock related to these license agreements was not significant at December 31, 2024 and 2023. To date, none of these events has occurred and no contingent consideration, milestone or royalty payments have been recognized.

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

The Commercial Agreements referenced above include cash payments of up to $70.3 million as well as the equity payments of up to an aggregate of (a) 93,333 shares of common stock in the event there is only one licensed product, and (b) 133,333 shares of common stock in the event there are two or more licensed products, in each case to be issued based on the Company’s achievement of certain preclinical and clinical development and sales milestone events. The Company is required to make 80% of all equity payments to Ascentage Pharma and the remaining 20% to an academic institution from whom Ascentage Pharma had previously licensed the technology. The milestones include the advancement of additional compounds into Investigational New Drug application (“IND”) enabling studies, the filing of an IND, the commencement of clinical studies, Food and Drug Administration (“FDA”) and/or European Medicines Agency approval, and a net sales threshold. The Original BCL License Agreement also includes tiered royalties in the low-single digits based on sales of licensed products. To date, no royalties were due from the sales of licensed products. The Company issued no shares pursuant to these agreements during the year ended December 31, 2024.

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expenses	$39	$415
Prepaid insurance expenses	354	541
Tax credit receivable	—	1,493
Interest receivable	139	84
Other prepaid expenses and current assets	505	871
	$1,037	$3,404

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$2,995	$3,894
Computer equipment	319	303
Furniture and fixtures	616	627
Leasehold improvements	8,765	9,519
Total property and equipment	12,695	14,343
Less: accumulated depreciation and amortization	(9,239)	(9,261)
Total property and equipment, net	$3,456	$5,082

Depreciation and amortization expense related to property and equipment was $0.9 million, $1.2 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company incurred an impairment loss to its leasehold improvements associated with its Right-of-Use Asset. Refer to Note 9 for additional information.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Operating lease liability - current portion	$3,830	$3,451
Accrued research and development	2,168	839
Liability related to early exercise shares	—	10
Accrued other	169	319
	$6,167	$4,619

8. Government Assistance Program

Under the CARES Act, the Company met eligibility criteria and was approved for a $1.5 million refundable employee retention credit in 2023. The Company recorded contra-expense to personnel related costs within general and administrative expense of $0.4 million and research and development expense of $1.1 million for the year ended December 31, 2023. No such amounts were recorded for the year ended December 31, 2024. The employee retention credit receivable due from the U.S. Department of Treasury of $1.5 million was received as of December 31, 2024.

9. Commitments and Contingencies

Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019. The lease has an initial term from occupancy of approximately ten years ending on December 31, 2029 with an option to extend the term for an additional eight years at then-market rental rates. The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement. The Company will also be responsible for the operating expenses and real estate taxes allocated to the building and common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of $10.7 million, which was included in deferred rent and leasehold improvements on the balance sheet at December 31, 2019. In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord. The Company had a total operating lease liability of $23.5 million as of December 31, 2024 and $27.0 million as of December 31, 2023. Current operating lease liability was $3.8 million as of December 31, 2024 and $3.5 million as of December 31, 2023, which is included in "Accrued and other current liabilities" on the Balance Sheet.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s Statements of Operations and Comprehensive Loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease expense	$3,644	$3,739	$4,264
Variable lease expense	1,018	748	1,318
Sublease income	(4,859)	(3,988)	(4,317)
Total lease expense	$(197)	$499	$1,265

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the Statements of Operations and Comprehensive Loss as incurred.

The following table summarizes supplemental information related to operating leases (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$4,964	$4,810	$6,283
Weighted-average remaining lease term (years)	5.0	6.0	7.0
Weighted-average discount rate (percentage)	6.0%	6.0%	6.0%

The following table summarizes the maturities of lease liabilities as of December 31, 2024 (in thousands):

Amount
2025	$5,123
2026	5,287
2027	5,457
2028	5,633
2029	5,801
Total future minimum lease payments	27,301
Less: Amount representing interest	(3,762)
Present value of future minimum lease payments	23,539
Less: Current portion of operating lease liability	(3,830)
Noncurrent portion of operating lease liability	$19,709

In February 2021, the Company entered into an agreement to sublease the first floor of the Brisbane, California facility (the Company's previous offices and laboratory space), consisting of approximately 27,000 square feet, to Zymergen, Inc., through August 31, 2022. The base sublease rent rate is $3.53 per rental square foot per month and will increase by 3% on March 1, 2022 through expiration of the agreement. Additionally, the subtenant is required to pay approximately 41% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. In May 2021, the Company entered into an agreement to sublease the second floor of the Brisbane, California facility, consisting of approximately 11,500 square feet, to CareDx, Inc., through September 30, 2022. The base sublease rent rate is $1.00 per rental square foot per month through expiration of the agreement. Additionally, the subtenant is required to pay approximately 30% of operating expenses and property management fees that the Company is required to pay under the lease for the Brisbane, California facility. The Company incurred initial direct costs of $0.1 million in sublease commissions related to entering into the agreements to sublease the Brisbane, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income from this facility was zero for each of the years ended December 31, 2024 and 2023 and $1.3 million for the year ended December 31, 2022, which was offset against total rent expense.

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through July 31, 2024. The base sublease rent rate is $6.25 per rental square foot per month and will increase annually by 3.5% through expiration of the agreement. Additionally, the subtenant is required to pay approximately 37% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and will amortize the balance over the term of the sublease. Sublease income related to this facility and this specific sub-tenant was $1.5 million, $2.3 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which was offset against total rent expense.

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

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term commenced on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space will be subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first takes possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space will be $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.3 million in sublease commissions. Sublease income related to this amendment was $3.3 million and $1.7 million, for the years ended December 31, 2024 and 2023, respectively, which was offset against total rent expense.

On September 15, 2023, the Company entered into a sublease agreement with GT Biopharma, Inc. to sublease a portion of its first floor at 8000 Marina Boulevard, Brisbane, California, consisting of 4,500 square feet. The sub-sublease term commenced on October 6, 2023 and expired on June 30, 2024. The space was subleased at a rent rate of $2.00 per rent square feet. Sublease expense for this facility was $0.1 million and immaterial, for the years ended December 31, 2024 and 2023, respectively.

Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets

As the Company is subleasing its South San Francisco facility through June 30, 2026, the Company's market capitalization was below its net assets of the Company and determined an impairment indicator was present. The Company determined all of its long-lived assets represent entity wide asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the entity wide asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. To allocate and recognize the impairment loss, the Company determined the fair value of the Company using the adjusted net asset method under the cost approach. The implied allocated impairment loss shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the individual assets, the Company utilized the discounted cash flow method using the income approach. Based on this analysis, the Company recognized a non-cash impairment charge of $5.6 million, including $4.0 million for the right-of-use asset and $1.6 million for the leasehold improvements during the year ended December 31, 2023. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market rental rates. Based on current market conditions at the time of impairment, the proportionate operating costs (e.g., common area maintenance, real estate taxes, property insurance) is carried for three months and sublease base rentals is expected to commence in October 2026, at a rent per square foot of approximately 90% of the fixed rent per square foot that the Company is obligated to pay under the head lease. The anticipated sublease income is assumed to have annual escalations of 3% and the cash flows are discounted using a risk-adjusted market rate of return of 10%, which differs from the Company’s entity-specific incremental borrowing rate used to measure the head lease. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

During 2024, the Company determined that there was a fundamental change to a certain space within the Company's leased facility in South San Francisco, CA. This space is vacant and is currently being actively marketed for sublease for the remainder of the South San Francisco facility head lease term. The Company historically included all of its long-lived assets within its entity wide asset group. Due to the change in how this portion of space is being used, the identifiable cash flows pertaining to it are now largely independent of the cash flows of the Company’s other assets and liabilities. The operating lease right-of-use asset and leasehold improvements pertaining to the 15,379 square feet now represent a separate asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use of the assets within the asset group.

To determine the fair value, the Company utilized the expected discounted cash flow method using the income approach. Based on this analysis, the Company recognized a non-cash impairment charge of $2.7 million, which was allocated the right-of-use asset and the related leasehold improvements within the asset group on a pro rata basis using the relative carrying amounts of those assets, which resulted in write-downs of $1.9 million and $0.8 million, respectively, during the year ended December 31, 2024. Calculating the fair value of the asset group involves significant estimates and market participant assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. Subleasing the space for office and laboratory space is the highest and best use and, based on current market conditions, the proportionate operating costs (e.g., common area maintenance, real estate taxes, property insurance) will be carried for twelve months and sublease base rentals are expected to commence in May 2026, after a four month rent abatement period, at a rent per square foot of approximately 50% of the fixed rent per square foot that the Company is obligated to pay under the head lease. The anticipated sublease income is assumed to have annual escalations of 3% and the cash flows are discounted using a risk-adjusted market rate of return of 9%, which differs from the Company’s entity-specific incremental borrowing rate used to measure the head lease. There are often risks and uncertainties associated with the intent to sublease office and laboratory space. Consequently, the eventual realized sublease income may vary from estimates as of the impairment testing date and adjustments may occur in future periods.

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

Interest expense relating to the term loan, which is included in interest expense in the Statements of Operations and Comprehensive Loss was $2.5 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively.

11. Related Party Transactions

Licensing Revenue – Related Party

In December 2021, the Company entered into a license agreement with Jocasta Neuroscience, Inc. A member of the Board of Directors of the Company is also an affiliate of Jocasta Neuroscience, Inc. The agreement provides for an upfront fee of $5.0 million and the opportunity for future research and development services to be provided. The Company recognized zero in licensing revenue for each of the years ended December 31, 2024 and 2023, and $0.2 million in licensing revenue for the year ended December 31, 2022.

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

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2024 and 2023, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2024 and 2023, there were 16,865,201 and 16,784,969 shares, respectively, of common stock issued and outstanding.

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

The Existing Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Existing Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. As of December 31, 2024, 2,143,000 warrants have been exercised.

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

At December 31, 2024 and 2023, the Company updated the estimated fair value of the outstanding Existing Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $0.8 million and $2.8 million (subsequent to the exercise of the Existing Warrants as described in the section below), respectively. The change in fair value for the years ended December 31, 2024, 2023 and 2022 of $3.7 million gain, $6.6 million gain and $16.8 million gain was recorded as the Gain on warrant liability in the Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022.

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

The Company issued common stock at fair value of $3.7 million and 2023 Warrants at fair value of $2.7 million and extinguished the Existing Warrants Liability of $1.4 million. The issuance costs related to 2023 Warrants and loss on extinguishment of Existing Warrants Liability of $1.0 million were expensed under "Other expense, net" in the Statement of Operations and Comprehensive Loss.

At December 31, 2024 and 2023, the Company updated the estimated fair value of the outstanding New Warrants using a Monte-Carlo valuation model resulting in an estimated fair value of $1.4 million and $3.1 million, respectively. The change in fair value for the years ended December 31, 2024 and 2023 of $1.7 million gain and zero, respectively, was recorded as Gain on warrant liability in the Statements of Operations and Comprehensive Loss.

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

In June 2019, the Company also entered into a sales agreement (the “June 2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) (now TD Securities (USA) LLC) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program under which Cowen acts as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the June 2019 Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 500,226 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $37.3 million, after deducting commissions and other offering expenses of $1.3 million.

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

In October 2022, the Company filed a Registration Statement on Form S-3 (the “October 2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, and units. In October 2022, the Company also entered into a sales agreement (the “October 2022 Sales Agreement”) with Cowen as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the year ended December 31, 2024, there were no shares of the Company's common stock sold pursuant to the October 2022 Sales Agreement.

Purchase Agreement

In September 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provided for the sale to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock over the thirty-six (36) month term of the Purchase Agreement. The Purchase Agreement expired according to its terms in September 2024.

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

As of December 31, 2024, there were in aggregate 3,002,964 shares of common stock authorized for issuance under the 2018 Plan.

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

In March 2020, the Company’s board of directors approved the Company’s 2020 Employment Inducement Incentive Plan (“the 2020 Plan”), to provide for grants to newly hired employees as a material inducement for them to commence employment with the Company. The 2020 Plan initially reserved 110,000 shares for the issuance of stock options, and in November 2020, the Company reserved an additional 150,000 shares of common stock for future issuance under the 2020 Plan. In February 2023, the Company reserved an additional 300,000 shares of common stock for future issuance under the 2020 Plan. Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. Unvested options not exercised at the time of an employee’s termination of employment are added back to the 2020 Plan. As of December 31, 2024, there were in aggregate 542,000 shares of common stock authorized for issuance under the 2020 Plan.

Equity Incentive Plan Activity

The following sections summarize activity under the Company’s equity incentive plans.

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Plan, 2018 Plan and 2020 Plan for the year ended December 31, 2024 is as follows:

	Shares Available for Grant	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2023	786,836	1,913,345	$14.23	7.1	$5
Shares added	839,248	—	—
Granted	(791,834)	791,834	1.62
Exercised	—	—	—
Canceled	380,839	(380,839)	3.89
Balance at December 31, 2024	1,215,089	2,324,340	$11.63	7.3	$—
Vested and exercisable at December 31, 2024		1,497,467	$16.97	6.3	$—
Vested and expected to vest at December 31, 2024		2,324,340	$11.63	7.3	$—

The total intrinsic value of options exercised was zero for the years ended December 31, 2024 and 2023, respectively. The weighted-average estimated fair value of stock options granted was $1.62 and $2.79 for the years ended December 31, 2024 and 2023, respectively.

The aggregate intrinsic value of options exercisable was zero as of December 31, 2024 and 2023.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	41,225	$30.18
Granted	422,725	$1.66
Released	(22,120)	$21.83
Canceled	(62,459)	$2.03
Unvested at December 31, 2024	379,371	$3.52

As of December 31, 2024, the total stock-based compensation cost related to options and RSUs granted but not yet amortized was $1.0 million and will be recognized over a weighted-average period of approximately 0.7 years. The total grant date fair value of RSUs and RSAs vested during the years ended December 31, 2024 and 2023 was approximately $0.5 million and $0.3 million, respectively.

Valuation of Stock Options

The Company uses the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP awards. The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2024	2023	2022
Expected term of options (in years)	5.79	5.79	5.55
Expected stock price volatility	97.29%-98.58%	94.11%-98.92%	86.22%-93.17%
Risk-free interest rate	4.01%-4.28%	3.36%-4.13%	2.41%-4.01%
Expected dividend yield	—	—	—

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

Performance Stock Units

The PSUs, which were modified by the Company's board of directors in January 2021, are scheduled to vest as to 5,000 PSUs upon the attainment of (a) a volume-weighted average per share closing trading price of the Company’s common stock of at least $180.00 over a trailing 30-day period or (b) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $180.00 and as to 10,000 PSUs upon the attainment of (x) a volume-weighted average per share closing trading price of the Company’s common stock of at least $360.00 over a trailing 30-day period or (y) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $360.00, as determined by the Company’s board of directors.

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees and costs associated with the 2018 ESPP included in the Company’s statement of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$575	$1,947	$3,526
General and administrative	3,395	5,472	5,853
Total	$3,970	$7,419	$9,379

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

Stock option and awards modification

In connection with the corporate restructuring in 2023, the Company’s executed consulting agreements with five of the 9 employees that were terminated as part of the reduction in force. The consulting agreements allowed for the non-employee to continue vesting in their option and awards, resulting in a modification to all then vested and outstanding option and awards. The modification resulted in an incremental compensation charge recognized upfront on the date of modification of $0.3 million. These costs were recorded as part of the stock compensation expense within “Research and development” and “General and administrative” costs within the Statement of Operations and Comprehensive Loss. There was no material incremental compensation expense as a result of modifications during the year ended December 31, 2022.

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

A reconciliation of the numerators and denominators used in computing net loss from continuing operations per share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2024	2023	2022 (Restated)
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(25,990)	$(39,860)	$(44,469)
Denominator:
Weighted average number of shares outstanding—basic and diluted	16,827,038	14,773,612	9,494,421
Net loss per share—basic and diluted	$(1.54)	$(2.70)	$(4.68)

The Company was in a net loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share as the inclusion of all potential securities outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31,
	2024	2023	2022
Options to purchase common stock	2,324,340	1,913,345	1,609,938
Outstanding warrants to purchase common stock	6,557,152	6,557,152	6,428,572
Early exercised common stock subject to future vesting	—	3,336	3,336
RSUs subject to future vesting	379,371	41,225	146,333
Shares subject to future vesting relating to the 2018 ESPP	125,539	47,389	65,939
Total	9,386,402	8,562,447	8,254,118

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements. See Note 6, “License Revenue, Agreements and Strategic Investment”.

16. Defined Contribution Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. In January 2019, the Company began to match 4% of employees’ salary. During the years ended December 31, 2024, 2023 and 2022, the Company recorded matching contributions of $0.2 million, $0.3 million and $0.4 million, respectively.

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

The effective tax rate for the years ended December 31, 2024, 2023 and 2022 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year ended December 31,
	2024	2023	2022
Taxes at the U.S. statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	12.0	9.0	9.1
Other	(0.2)	0.5	(0.8)
Warrant activity	3.0	2.8	7.3
Stock-based compensation	(5.3)	(2.5)	(6.6)
Research and development tax credits	1.1	1.8	2.9
Rate change	(0.2)	(8.8)	4.7
ASC 740-10	—	—	(7.5)
Change in valuation allowance	(31.3)	(23.7)	(30.1)
Total provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$88,837	$81,094
Research and development tax credits	9,827	9,552
Stock-based compensation	4,515	5,078
Accruals and other	335	320
Intangibles	1,239	1,343
Section 174 capitalization research expenses	10,347	10,117
Operating lease liabilities	5,501	6,280
Total deferred tax assets	120,601	113,784
Deferred tax liabilities:
Operating lease right-of-use asset	(2,080)	(3,041)
Fixed assets	(671)	(1,033)
Total deferred tax liabilities	(2,751)	(4,074)
Valuation allowance	(117,850)	(109,710)
Net deferred tax assets	$—	$—

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

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.1 million and $9.4 million during the years ended December 31, 2024 and 2023, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2024 are as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$328,268	Do Not Expire
Net operating losses, federal (pre January 1, 2018)	64,136	2029 - 2037
Net operating losses, state	229,491	2029 - 2044
Research and development tax credits, federal	9,002	2034 - 2044
Research and development tax credits, California	7,199	Indefinite

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that impacts the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect the reduction of net operating losses and credit carryforwards as a result of previous ownership changes that the Company experienced. In August 2022, the Company's Follow-On Offering may have resulted in an ownership change, which could substantially restrict the ability to utilize existing net operating losses, credits and other attribute carryforwards as well. Based on the readily available information, the Company has determined that it is more likely than not that there was no significant ownership change, according to Section 382 and 383.

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will be effective for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The IRA also imposes a nondeductible 1% excise tax on a publicly traded corporation for the net value of certain stock that the corporation repurchases during the tax year. As the Company is in a net loss position during 2024, the CAMT does not have an impact on the Company. Additionally, during 2024, the Company did not have any stock repurchase activities. Therefore, there is no Corporate Excise Tax.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Gross unrecognized tax benefits at January 1	$17,457	$17,605	$13,221
Additions for tax positions taken in the current year	33	84	4,395
Reductions for tax positions taken in the prior year	—	(232)	(11)
Gross unrecognized tax benefits at December 31	$17,490	$17,457	$17,605

If recognized, none of the unrecognized tax benefits as of December 31, 2024 and 2023 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2024 and 2023, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

18. Segment Reporting

The Company has one reportable segment relating to the research and development of therapeutics to slow, halt, or reverse diseases of aging. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer reviews the Company’s financial information on an aggregated basis for the purposes of evaluating financial performance and allocating resources. The Company's method for measuring profitability on a reportable segment basis is net profit or loss. When evaluating the Company’s financial performance, the CODM reviews total expenses and expenses by department and the CODM makes decisions using this information.

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Licensing Revenue - Related Party	$—	$—	$236
Operating Segments
Personnel	7,051	9,584	16,787
Program	7,465	10,023	16,950
Department (1)	13,105	18,387	22,183
Other (2)	3,550	6,673	1,888
Total operating expenses	31,171	44,667	57,808
Loss from operations	(31,171)	(44,667)	(57,572)
Interest income	1,733	2,874	1,220
Interest expense	—	(2,452)	(3,558)
Gain on warrant liability	3,713	6,215	16,843
Other expense, net	(265)	(1,830)	(1,402)
Net Loss	$(25,990)	$(39,860)	$(44,469)

(1) Department segment expenses include corporate expenses, facilities, IT, and stock-based compensation.

(2) Other segment expenses includes depreciation & amortization and impairment of long-lived assets in 2024 and 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness discussed below.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

As disclosed in the Company's Financial Statements as of December 31, 2023 and as described in Note 2 of these Financial Statements, the Company previously concluded that the Existing Warrants in 2022 were incorrectly classified as equity and should have been recorded as liabilities.

Management had identified a material weakness in the design and operating effectiveness of the Company's review procedures related to complex security transactions. The reviewer had insufficient technical resources supporting the assessment of the complex securities accounting model and review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review. Management continues to believe that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are deemed a “non-accelerated filer” and “smaller reporting company” within the definition of Rule 12b-2 of the Exchange Act, as our public float was below the specified thresholds as of June 30, 2024. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	5-7-18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	3.1	10-19-22
3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	10-K	3.3	4-15-24
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	10-Q	4.2	11-8-22
4.3	Form of Warrant.	8-K	4.1	8-22-22
4.4	Form of New Warrant	8-K	4.1	11-13-23
4.5	Description of Unity’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.5	3-15-23
10.1(a)	Lease Agreement, dated as of May 13, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(a)	4-5-18
10.1(b)	First Amendment to Lease Agreement, dated as of May 23, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.1(b)	4-5-18
10.2(a)	Space License Agreement, dated as of October 20, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(a)	4-5-18
10.2(b)	First Amendment to Space License Agreement, dated as of December 5, 2016, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(b)	4-5-18
10.2(c)	Second Amendment to Space License Agreement, dated as of January 30, 2017, by and between Unity Biotechnology, Inc. and BMR-Bayshore Boulevard L.P.	S-1	10.2(c)	4-5-18
10.3(a)#	2013 Equity Incentive Plan.	S-1	10.3(a)	4-5-18
10.3(b)#	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	S-1	10.3(b)	4-5-18
10.4(a)#	2018 Incentive Award Plan.	S-1	10.4(a)	4-23-18
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1	10.4(b)	4-5-18
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(c)	4-5-18
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1	10.4(d)	4-5-18
10.5#	2018 Employee Stock Purchase Plan.	S-1	10.5	4-23-18
10.6#	Form of Indemnification Agreement for directors and officers.	S-1	10.7	4-5-18
10.7+	Compound Library and Option Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.14	3-23-21
10.8+	APG1252 License Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.15	3-23-21
10.9†	Research Services Agreement, dated as of February 2, 2016, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	S-1	10.16	4-5-18

10.10+	Amendment to APG1252 License Agreement, dated as of March 28, 2018, by and between Ascentage Pharma Group Corp. Ltd.	10-K	10.17	3-23-21
10.11+	Amendment to Compound Library and Option Agreement, dated as of March 28, 2018, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.18	3-23-21
10.12(a)+	Exclusive License Agreement, dated as of June 28, 2013, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(a)	3-23-21
10.12(b)+	Amendment No. 1 to Exclusive License Agreement, dated as of September 10, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(b)	3-23-21
10.12(c)†	Amendment No. 2 to Exclusive License Agreement, dated as of November 17, 2014, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	S-1	10.19(c)	4-23-18
10.12(d)+	Amendment No. 3 to Exclusive License Agreement, dated as of May 5, 2015, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(d)	3-23-21
10.12(e)+	Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(e)	3-23-21
10.12(f)+	Addendum to Amendment No. 4 to Exclusive License Agreement, dated as of September 15, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(f)	3-23-21
10.12(g)+	Amendment No. 5 to Exclusive License Agreement, dated as of October 12, 2016, by and between the Mayo Foundation for Medical Education and Research and Unity Biotechnology, Inc.	10-K	10.19(g)	3-23-21
10.13+	Amended and Restated License Agreement, dated as of January 27, 2017, by and between the Buck Institute for Research on Aging and Unity Biotechnology, Inc.	10-K	10.20	3-23-21
10.14††	License Agreement for APG1197, dated as of January 2, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.22	3-6-19
10.15	Lease Agreement, dated as of February 28, 2019, by and between Unity Biotechnology, Inc. and Bayside Area Development, LLC	10-K	10.23	3-6-19
10.16††††	First Amendment to Compound License Agreement for APG1197, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	11-25-19
10.17†††	Second Amendment to APG1252 License Agreement, dated as of November 19, 2019, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.25	3-11-20
10.18††††	Second Amendment to Compound Library and Option Agreement, dated as of January 8, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	10-K	10.26	3-11-20
10.19#	Amendment to Employment Agreement, dated March 9, 2020, by and between Unity Biotechnology, Inc. and Nathaniel E. David.	10-K	10.27	3-11-20
10.20#	Employment Agreement, dated March 30, 2020, by and between Unity Biotechnology, Inc. and Anirvan Ghosh.	8-K	10.1	3-30-20

10.21†††	Third Amendment to Compound License Agreement for APG-1197, dated June 29, 2020, by and between Ascentage Pharma Group Corp. Ltd. and Unity Biotechnology, Inc.	8-K	10.1	7-1-20
10.22#	Employment Agreement, dated August 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.2	11-4-20
10.23#	Amendment to Employment Agreement, dated September 1, 2020, by and between Unity Biotechnology, Inc. and Lynne Sullivan.	10-Q	10.3	11-4-20
10.24	Purchase Agreement, dated September 29, 2021, by and between the Unity Biotechnology, Inc. and Lincoln Park Capital Fund, LLC.	8-K	10.1	9-29-21
10.25	Registration Rights Agreement, dated September 29, 2021, by and between Unity Biotechnology and Lincoln Park Capital Fund, LLC.	8-K	10.2	9-29-21
10.26	Sales Agreement, dated March 15, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company , LLC.	S-3	1.2	3-15-22
10.27	Amendment No. 1 to Sales Agreement, dated August 17, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	8-K	1.1	8-19-22
10.28	Sales Agreement, dated October 14, 2022, by and between Unity Biotechnology, Inc. and Cowen and Company, LLC.	S-3	1.2	10-14-22
10.29#	Second Amended and Restated Non-Employee Director Compensation Program (effective March 17, 2023).	10-Q	10.3	5-9-23
10.30	Amendment No. 2 to Sales Agreement, dated March 17, 2023, by and between Unity Biotechnology, Inc. and Cowen and Company LLC.	8-K	1.1	3-17-23
10.31	Inducement Offer to Exercise Common Stock Purchase Warrants Issued in November 9, 2023	8-K	10.1	11-13-23
10.32#	Third Amended and Restated Non-Employee Director Compensation Program.	10-K	10.41	4-15-24
10.33#	Employment Agreement, dated January 1, 2025, by and between Federico Grossi and Unity Biotechnology, Inc.				X
19.1	Insider Trading Policy				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	4-15-24
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Document				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: March 7, 2025	By:	/s/ Anirvan Ghosh
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

Name	Title	Date

/s/ Anirvan Ghosh	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
Anirvan Ghosh, Ph.D.

/s/ Lynne Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Lynne Sullivan

/s/ Keith R. Leonard Jr.	Chairman	March 7, 2025
Keith R. Leonard Jr.

/s/ Paul L. Berns	Director	March 7, 2025
Paul L. Berns

/s/ Nathaniel E. David	Director	March 7, 2025
Nathaniel E. David, Ph. D.

/s/ Gilmore O’Neill	Director	March 7, 2025
Gilmore O’Neill, M.B.

/s/ Margo Roberts	Director	March 7, 2025
Margo Roberts, Ph.D.

/s/ Michael P. Samar	Director	March 7, 2025
Michael P. Samar

/s/ Camille D. Samuels	Director	March 7, 2025
Camille D. Samuels