Form 10-K/A
period 2024-12-31
Unity Biotechnology, Inc.
filed 2025-04-11
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 7, 2025, Unity Biotechnology, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

Due to the timing of our anticipated 36-week data from the ASPIRE study in the second quarter of 2025 and related strategic considerations, we are opting for this filing this Amendment No. 1 to Form 10-K (“Amendment”) to:

•
amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•
delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “Unity,” the “Company,” and similar references refer to Unity Biotechnology, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our directors as of April 10, 2025:

Name	Age	Position/Office Held With the Company	Director Since	Class
Anirvan Ghosh, Ph.D.	60	Chief Executive Officer and Director	2020	I
Keith R. Leonard Jr.(1)(2)	63	Chairman and Director	2016	III
Nathaniel E. David, Ph.D.(2)	57	Director	2011	I
Yehia Hashad, M.D.	58	Director	2025	III
Gilmore O’Neill, M.B.	60	Director	2020	I
Margo R. Roberts, Ph.D.(3)	69	Director	2018	III
Michael P. Samar(1)(2)	52	Director	2022	II
Camille D. Samuels(1)(3)	52	Director	2015	II

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Nominating and Corporate Governance Committee.

Nathaniel E. David, Ph.D. is our co-founder and has served as a member of our board of directors since its inception in November 2011, our President from January 2016 to December 2020, and as our Chief Executive Officer from our inception until January 2016. Dr. David was a co-founder of and served as Chief Science Officer of KYTHERA Biopharmaceuticals, Inc. (NASDAQ: KYTH) from January 2005 to September 2009 and as a member of the board of directors from its inception until its acquisition by Allergan plc in October 2015. He was a co-founder and from 1999 to 2003 was Director of Business Development of Syrrx, Inc., a biotechnology company which was acquired by Takeda Pharmaceutical Company Limited, a public pharmaceutical company. Dr. David was also a co-founder of Achaogen, Inc., a public biotechnology company, and Sapphire Energy, Inc., an energy company. Dr. David previously served on the board of trustees of the Buck Institute for Research on Aging, and on the board of directors of Sapphire Energy, Inc., and currently serves as the Chief Executive Officer and as a director of Jupiter Bioventures, LLC, and as director of Cavalry Biosciences, Inc., Jocasta Neurosciences, Inc., and Congruence Therapeutics, Inc., all private biotechnology companies. Dr. David received an A.B. in Biology from Harvard University and a Ph.D. in Molecular and Cellular Biology from the University of California, Berkeley. We believe that Dr. David is qualified to serve on our board of directors due to his extensive scientific and operational background gained as a research scientist, founder, and executive focused on life sciences and pharmaceutical companies.

Anirvan Ghosh, Ph.D. has served as our Chief Executive Officer since March 2020. Prior to joining as our Chief Executive Officer, Dr. Ghosh held a number of executive leadership roles at leading biotechnology companies, as well as senior roles in premier academic institutions. From April 2017 to March 2020, Dr. Ghosh served as the Senior Vice President, Head of Research and Early Development at Biogen Inc. (NASDAQ: BIIB), a biotechnology company. In that role, Dr. Ghosh had accountability for the research and early clinical development portfolio of programs for all therapeutic areas, including ophthalmology, neuroscience, and immunology. Dr. Ghosh served as the Chief Scientific Officer at E-Scape Bio, a venture-backed private biopharmaceutical company, from May 2016 to April 2017. Additionally, Dr. Ghosh served as the Global Head and Vice President of Neuroscience Discovery and Biomarkers at Roche Pharmaceuticals from July 2011 to April 2016. Prior to that, Dr. Ghosh held roles of increasing responsibility at The Johns Hopkins School of Medicine and University of California at San Diego (UCSD). After completing his postdoctoral research at Harvard Medical School, Dr. Ghosh was recruited to be on the faculty at Johns Hopkins, where he led a research lab from 1995 to 2003. In 2003, Dr. Ghosh was recruited to UCSD as the Stephen Kuffler Professor in the Division of Biology and served as chair of Neurobiology from 2008 to 2011. Dr. Ghosh received a B.S. with honors in Physics from the California Institute of Technology and a Ph.D. in Neuroscience from Stanford University. We believe that Dr. Ghosh is qualified to serve on our board of directors due to his extensive executive management and leadership experience in the life sciences industry.

Yehia Hashad, M.D. has served as a member of our board of directors since March 2025. Dr. Hashad has served as Executive Vice President of Research & Development ("R&D") and Chief Medical Officer of Bausch + Lomb Corporation since January 2022. Dr. Hashad previously served as Senior Vice President and Head of R&D for Allergan Aesthetics (an Abbvie company) from May 2020 to August 2021. Prior to Allergan’s acquisition of Abbvie, from 2010 until May 2020, Dr. Hashad held a number of executive R&D positions at Allergan plc, including Senior Vice President, Head of Global Clinical Development from April 2019 to May 2020, Vice President and Global Head of Clinical Development, Ophthalmology, Dermatology and Medical Aesthetics from May 2017 to May 2020, and Vice President and Global Head of the Ophthalmology and Retina therapeutic areas from September 2013 to April 2019. From 2005 to 2010, Dr. Hashad held various positions at Novartis Pharma AG, including Global Program Medical Director for age-related macular degeneration-related treatments. Prior to that, from 1996 to 2005, Dr. Hashad held several positions at T3A Pharma Group. Dr. Hashad obtained his medical degree and Master of Science in Medical and Surgical Ophthalmology from Cairo University and a business degree from INSEAD in France. He previously served on the boards of Applied Genetic Technologies Corporation, a publicly traded clinical-stage biotechnology company, from August 2021 until November 2022, the Glaucoma Research Foundation, and the National Alliance of Eye and Vision Research and as board adviser for the University of California Irvine Research Center. We believe that Dr. Hashad is qualified to serve on our board of directors due to his extensive executive management and research and development leadership experience in the life sciences industry, particularly in ophthalmology.

Keith R. Leonard Jr. has served as our Chairman since January 2016 and served as our Chief Executive Officer from October 2016 to March 2020. Mr. Leonard was a co-founder of and served as President and Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., a biopharmaceutical company from August 2005 until its acquisition by Allergan plc in October 2015. Prior to that, Mr. Leonard held roles of increasing responsibility at Amgen Inc. (NASDAQ: AMGN) from October 1991 to November 2004, including as Senior Vice President and General Manager of Amgen Europe. Mr. Leonard currently serves as chair of the board of directors of Arcutis Biotherapeutics, Inc. (NASDAQ: ARQT), a biopharmaceutical company and Intuitive Surgical, Inc. (NASDAQ: ISRG), a medical device company. He previously served on the boards of directors of Sienna Biopharmaceuticals, Inc., a public biopharmaceutical company, Affymax, Inc., a public biotechnology company, Anacor Pharmaceuticals, Inc., a public biopharmaceutical company which was acquired by Pfizer Inc. in 2016, ARYx Therapeutics, Inc., a public biopharmaceutical company, and Sanifit Laboratories S.A. Mr. Leonard was formerly an active-duty officer in the United States Navy. Mr. Leonard received a B.S. in Engineering from the University of California, Los Angeles, a B.A. in History from the University of Maryland, an M.S. in Engineering from the University of California, Berkeley, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. We believe that Mr. Leonard is qualified to serve on our board of directors due to his extensive executive management and leadership experience in the life sciences industry, as well as experience as a director of public companies.

Gilmore O’Neill, M.B., M.M.Sc. has served as a member of our board of directors since December 2020. Since June 2022, Dr. O’Neill has served as president, Chief Executive Officer, and director of Editas Medicine, Inc. (NASDAQ: EDIT). Previously, he served as Chief Medical Officer and Executive Vice President, Research & Development at Sarepta Therapeutics, Inc. (NASDAQ: SRPT) from June 2018 to November 2021. Prior to joining Sarepta, Dr. O’Neill served as the Senior Vice President, Late-Stage Clinical Development of Biogen Inc. (NASDAQ: BIIB) from November 2016 to June 2018. At Biogen, Dr. O’Neill also served as Senior Vice President, Drug Innovation Units from October 2015 to November 2016. From June 2014 to October 2015, Dr. O’Neill served as Vice President, MS Franchise & Head, Multiple Sclerosis Research & Development at Biogen. Prior to this role, Dr. O’Neill served in numerous roles at Biogen since he joined the company in April 2003, including Vice President, Global Neurology Clinical Development, Vice President, Global Late-Stage Clinical Development and Vice President, Experimental Neurology (Early Stage). Dr. O’Neill is formerly Chief Resident in Neurology at the Massachusetts General Hospital (MGH), and served as a clinical instructor in neurology at Harvard Medical School from 1997 to 2015. He previously served on the board of directors of Aptinyx Inc. (NASDAQ: APTX) from December 2021 until April 2023. Dr. O’Neill received a Bachelor of Medicine degree from University College Dublin and a Master of Medical Sciences degree from Harvard University. We believe that Dr. O’Neill is qualified to serve on our board of directors due to his extensive experience in biopharmaceutical industry and his medical background.

Margo R. Roberts, Ph.D. has served as a member of our board of directors since December 2018. Most recently, Dr. Roberts served as Chief Scientific Officer at Lyell Immunopharma, Inc. from January 2019 to January 2021. Previously, Dr. Roberts served in multiple roles at Kite Pharma Inc. (NASDAQ: KITE), a biopharmaceutical company acquired by Gilead in October 2017, including most recently as Senior Vice President of Discovery Research and Chief Scientific Officer from August 2011 to July 2018. Prior to that, Dr. Roberts served in multiple roles, including as Principal Scientist and Director of Immune and Cell Therapy, at Cell Genesys, Inc., a biotechnology company, from January 1990 to December 1998. Dr. Roberts has also served as an associate professor at the University of Virginia from 1999 to 2011. Dr. Roberts previously served as a member of the board of Celyad SA (NASDAQ: CYAD), a biotechnology and manufacturing services company, from August 2018 until August 2020, and InsTIL Bio Inc. (NASDAQ: TIL), a biotechnology company focused on cellular manufacturing in oncology, from September 2018 until April 2020. Dr. Roberts currently serves on the scientific advisory board and board of directors of Appia Bio, Inc., a private biotechnology company focused on developing allogeneic cell therapies, as a consultant and on the scientific advisory board of OutPace Bio, Inc., a private biotechnology company focused on cell therapies for cancer, as consultant and Acting CSO of Cellinfinity Bio, a private biotechnology company focused on autologous cell therapies for cancer, on the scientific advisory board of cTRL Therapeutics, Inc., a private biotechnology company focused on harnessing rare immune cells as cancer therapies, and most recently, on the scientific advisory board of CDR3 Therapeutics, a private biotechnology company harnessing stem cells to treat cancer and viral infections. Dr. Roberts received both her Bachelor of Science degree with honors and her Ph.D. degree from the University of Leeds in England. We believe that Dr. Roberts is qualified to serve on our board of directors because of her extensive experience as an executive in the biopharmaceutical industry.

Michael P. Samar has served as a member of our board of directors since May 2022. Since January 2025, Mr. Samar has served as Chief Financial Officer at Noema Pharma AG, a private biotechnology company addressing central nervous systems diseases. Between December 2022 and December 2024, Mr. Samar served as the CFO at Windgap Medical, Inc., and between January 2017 and August 2022, he served in senior leadership positions including as CFO at Assembly Biosciences, Inc. from July 2021 to August 2022. Prior to being named CFO at Assembly Biosciences, he served as the company’s Senior Vice President of Finance and Business Operations. Previously, Mr. Samar was Vice President of Finance and Site Head for the South San Francisco facility at Acorda Therapeutics, Inc. (formerly Biotie Therapies). In earlier positions, he served as Director, Financial Planning and Analysis at Onyx Pharmaceuticals, Senior Finance Director, Global Planning and Analysis at Agennix AG (formerly GPC Biotech), and roles of increasing responsibility within finance at Johnson & Johnson Pharmaceutical Research & Development. Mr. Samar received an M.B.A. from Villanova University and a B.S.B.A. in finance from Bryant University. He also serves as Treasurer on the Board of OUTbio, Inc., a non-profit organization for LGBTQ+ professionals in the biotech and related industries. We believe that Mr. Samar is qualified to serve on our board of directors due to his extensive experience, including in finance and operations, in the biopharmaceutical industry.

Camille D. Samuels has served as a member of our board of directors since March 2015. Ms. Samuels currently serves as a director on various boards including Cavalry Biosciences, Inc., a private therapeutics company, Iris Medicine, Inc., a private life sciences company, and Mahzi Therapeutics Inc., a private therapeutics company. Ms. Samuels has spent 25 years as a venture capitalist. She served as a Partner at Venrock, a venture capital firm, from May 2014 to January 2025. Prior to that, she served as a Managing Director of Versant Ventures, a life sciences venture capital firm, from February 2000 to December 2012. She previously served as a board member or a board observer on other public and private healthcare companies, including Achaogen (NASDAQ: AKAO), Corvidia Therapeutics, Inc., which was acquired by Novo Nordisk, Fluidigm Corporation (NASDAQ: FLDM), Genomic Health, Inc. (NASDAQ: GHDX – acquired by Exact), KYTHERA Biopharmaceuticals (NASDAQ: KYTH – acquired by Allergan), Novacardia, Inc., which was acquired by Merck & Co., Inc., Novacea Inc. (NASDAQ: NOVC), ParAllele BioScience, Inc., which was acquired by Affymetrix, REGENXBIO (NASDAQ: RGNX), Spirox, Inc., which was acquired by Stryker Corporation, Syrrx, Inc., which was acquired by Takeda Pharmaceutical Company Limited, and Transcept Pharmaceuticals, Inc., which merged with Paratek Pharmaceuticals, Inc. Prior to her venture career, Ms. Samuels held business development and strategic planning roles at Tularik Inc., a public biotechnology company, acquired by Amgen, as well as Genzyme Corporation (now part of Sanofi). Ms. Samuels received a B.A. in Biology from Duke University and an M.B.A. from Harvard Business School, both with high distinction. We believe that Ms. Samuels is qualified to serve on our board of directors due to her extensive experience investing in biotechnology companies and her experience on boards of directors in numerous companies in the healthcare industry, public and private.

Executive Officers

The following table sets forth information regarding our executive officers as of April 10, 2025:

Name of Executive Officer	Age	Position(s)
Anirvan Ghosh, Ph.D.	60	Chief Executive Officer and Director
Lynne Sullivan	59	Chief Financial Officer and Head of Corporate Development
Federico Grossi, M.D., Ph.D.	50	Chief Medical Officer
Alexander Nguyen, J.D.	48	Chief Legal Officer and Head of Operations

Dr. Ghosh’s biographical information is included above under “Directors.”

Lynne Sullivan has served as our Chief Financial Officer since July 2020 and Head of Corporate Development since January 2021. Previously, Ms. Sullivan was Chief Financial Officer at Compass Therapeutics, LLC from December 2018 to August 2019. Prior to that, Ms. Sullivan most recently served as Senior Vice President of Finance for Biogen Inc. (NASDAQ: BIIB) from September 2016 to December 2018. Ms. Sullivan also served as Senior Vice President, Tax and Corporate Finance for Biogen from June 2015 to December 2018 and served as Vice President, Tax for Biogen from April 2008 to June 2015. From January 2000 through April 2008, Ms. Sullivan served as Vice President Tax for EMD Serono and the Vice President of Tax for North America at Merck KGaA. Ms. Sullivan also currently serves as a member of the boards of directors and as chair of the audit committees of a number of public biopharmaceutical companies, including Solid Biosciences Inc. (NASDAQ: SLDB) since November 2015 and Inozyme Pharma, Inc. (NASDAQ: INZY) since May 2020. Ms. Sullivan previously served on the board of BiomX Inc. (NYSE: PHGE - acquired by Adaptive Phage Therapeutics, Inc.) from November 2019 to March 2024. Ms. Sullivan holds an M.S. in taxation from Bentley University and a B.S.B.A. from Suffolk University. Ms. Sullivan was a Certified Public Account for over 20 years.

Federico Grossi, M.D., Ph.D. has served as our Chief Medical Officer since January 2025. Mr. Grossi served as the Chief Medical Officer of Apellis Pharmaceuticals Inc. (NASDAQ: APLS), a global biopharmaceutical company focused on developing therapies in serious retinal and rare diseases, from April 2019 until February 2023, and in other roles since October 2014. Dr. Grossi also served as the Executive Vice President of Potentia Pharmaceuticals, Inc., a private pharmaceuticals company, from November 2013 until September 2014. Dr. Grossi earned his M.D. at the Universidad Nacional de Córdoba in Argentina and his M.S. and Ph.D. degrees in physiology and biophysics at the University of Louisville.

Alexander Nguyen, J.D. has served as our Chief Legal Officer and Head of Operations since March 2024, and previously served as our General Counsel and Corporate Secretary from March 2021 to March 2024. Most recently, Mr. Nguyen served in a number of leadership roles at Roivant Sciences (NASDAQ: ROIV) and its affiliates from May 2016 through November 2019, including as General Counsel at Alyvant, Inc., Head of Legal at Axovant Sciences, Inc. (NASDAQ: SIOX), and Head of Compliance at Roivant Sciences, Inc. Between 2015 and 2016, Mr. Nguyen served as a litigation partner at Edelson PC. From 2007 through 2015, Mr. Nguyen served as Deputy Section Chief and Federal Prosecutor at the U.S. Attorney’s offices in Alexandria and Philadelphia, respectively. Between 2010 and 2011, Mr. Nguyen additionally served as Assistant White House Counsel. Mr. Nguyen obtained a B.A. from Harvard University and a J.D. from Yale Law School.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, directors, and consultants, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://ir.unitybiotechnology.com/investor-relations. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:

•
appoints our independent registered public accounting firm;
•
evaluates the independent registered public accounting firm’s qualifications, independence, and performance;
•
determines the engagement of the independent registered public accounting firm;
•
reviews and approves the scope of the annual audit and pre-approves the audit and non-audit fees and services;
•
reviews and approves all related party transactions on an ongoing basis;
•
establishes procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;
•
discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•
approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•
monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
•
discusses on a periodic basis, or as appropriate, with management the Company’s policies and procedures with respect to risk assessment and risk management;
•
is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;
•
annually reviews and assesses internal controls and treasury functions including cash management procedures;
•
investigates any reports received through the ethics helpline and reports to the Board periodically with respect to the information received through the ethics helpline and any related investigations;
•
reviews our critical accounting policies and estimates; and
•
reviews the Audit Committee charter and the committee’s performance at least annually.

The current members of our Audit Committee are Keith R. Leonard Jr., Michael P. Samar, and Camille D. Samuels. Mr. Samar serves as the Chair of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Samar is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our Board has determined that each of Messrs. Leonard, Samar, and Ms. Samuels are independent under the applicable rules of the SEC and Nasdaq.

The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the Audit Committee charter is available to security holders on the Company’s website at http://ir.unitybiotechnology.com/investor-relations.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with our Annual Report on Form 10-K, which was filed with the SEC on March 7, 2025 as Exhibit 19.1.

Equity Award Timing Policies and Practices

We generally grant equity awards at regularly scheduled Board of Director or Compensation Committee meetings. We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Board of Directors or Compensation Committee before granting an equity award, the Board of Directors or Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

During fiscal year 2024, we did not grant stock options or similar option-like instruments to our NEOs during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Item 11. Executive Compensation.

The following discusses our executive compensation program for our 2024 named executive officers (“NEOs”). As a “smaller reporting company” as defined in Item 10(f), we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

Our Compensation Committee, the members of which are appointed by our Board, is responsible for establishing, implementing, and monitoring our compensation philosophy and objectives. We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2024 and their positions with the Company were as follows:

•
Anirvan Ghosh, Ph.D., Chief Executive Officer;
•
Lynne Sullivan, Chief Financial Officer and Head of Corporate Development; and
•
Alexander Nguyen, Chief Legal Officer and Head of Operations.

2024 Summary Compensation Table

The following table sets forth total compensation earned by our NEOs for the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Anirvan Ghosh, Ph.D.,	2024	633,360	—	292,250	375,000	306,546	13,800	1,620,956
Chief Executive Officer	2023	609,000	—	—	320,435	318,203	13,200	1,260,838

Lynne Sullivan,	2024	490,181	—	108,550	138,171	175,975	13,800	926,677
Chief Financial Officer and Head of Corporate Development	2023	471,328	—	—	107,953	179,105	13,200	771,586

Alexander Nguyen	2024	452,708	—	145,960	134,098	167,048	3,212	903,026
Chief Legal Officer and Head of Operations	2023	424,028	100,000	—	88,396	163,251	2,120	777,795

(1)
Amounts reflect the full grant date fair value of stock and option awards granted during 2024 and the incremental fair value of stock options repriced during 2023, in each case, computed in accordance with ASC Topic 718. See Note 14 of the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for the assumptions used in calculating these amounts. These amounts do not correspond to the actual value that may be recognized by the NEOs upon vesting of the applicable awards.
(2)
Amounts represent the annual performance-based cash incentive earned by our NEOs based on the achievement of certain corporate performance objectives and individual performance during 2024. These amounts were paid to the NEOs in early 2025. Please see the descriptions of the annual performance incentive payments paid to our NEOs under “2024 Incentive Compensation” below.
(3)
All amounts represent Company matching contributions under our 401(k) plan.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2024. All share numbers, share prices and exercise prices have been adjusted to reflect our October 2022 reverse stock split.

		Option Awards					Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Anirvan Ghosh, Ph.D.	3/30/2020(2)	80,000	—		59.50	3/29/2030
	3/30/2020(3)								15,000	14,700
	9/13/2020(2)	24,999	—		2.77	9/12/2030
	1/29/2021(2)	14,687	313		2.77	1/28/2031
	6/24/2021(5)	25,375	3,625		2.77	6/23/2031
	2/1/2022(2)	53,519	3,147		2.77	2/8/2032
	2/1/2022(4)						1,180	1,156
	11/18/2022(7)	200,000	—		2.38	11/17/2032
	5/11/2023(7)	101,250	33,750		2.77	5/10/2033
	1/30/2024(9)			286,000	1.67	1/29/2034			175,000	171,500
Lynne Sullivan	8/1/2020(2)(6)	24,000	—		2.77	7/31/2030
	6/24/2021(5)	10,791	1,542		2.77	6/23/2031
	2/1/2022(2)	18,890	1,110		2.77	2/8/2032
	2/1/2022(4)						416	408
	11/18/2022(7)	80,000	—		2.38	11/17/2032
	5/11/2023(7)	30,000	10,000		2.77	5/10/2033
	1/30/2024(9)			106,000	1.67	1/29/2034			65,000	63,700
Alexander Nguyen	3/8/2021(2)	23,437	1,563		66.90	3/8/2031
	6/24/2021(5)	1,823	260		2.77	6/23/2031
	2/1/2022(2)	17,314	1,018		2.77	2/8/2032
	2/1/2022(4)						381	373
	11/18/2022(7)	65,000	—		2.38	11/17/2032
	5/11/2023(7)	30,000	10,000		2.77	5/10/2033
	3/26/2024(2)	—	30,000		1.62	3/25/2034
	3/26/2024(8)						20,000	19,600
	1/30/2024(9)			73,000	1.67	1/29/2034			44,000	43,120
(1)
Based on closing price of our common stock on December 31, 2024 ($0.98 per share).
(2)
Vests as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date, and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to continued service on each applicable vesting date.
(3)
5,000 and 10,000 performance stock units will vest upon the attainment of a volume-weighted average per share trading price of the Company’s common stock of at least $180 and $360, respectively, for a trailing 30-day period or (ii) a change in control transaction in which the price per share to the holders of the Company’s common stock is at least $180 and $360, respectively.
(4)
Represents restricted stock units ("RSUs") that vest as to one-third on the first anniversary of the vesting commencement date, and as to 1/8th of the remaining shares subject to the award vesting on each quarterly anniversary thereafter, subject to continued service on each applicable vesting date.
(5)
Vests as to 1/48th of the shares subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service on each applicable vesting date.
(6)
In the event of a change in control or Ms. Sullivan’s removal as the Company’s Chief Financial Officer by the Company other than for cause, in each case, prior to the first anniversary of her employment commencement date, the option would vest as to 25% of the total number of shares and the remaining shares subject to the option would vest in accordance with the original vesting schedule, subject to her continued service.
(7)
Vests as to 1/8th of the shares subject to the option on each quarterly anniversary of the vesting commencement date.
(8)
Represents RSUs that vest as to one-fourth on the first anniversary of the vesting commencement date with the remaining RSUs vesting in equal quarterly installments over a three year period thereafter.
(9)
Vesting of each of the options and RSUs was subject to continued service through the achievement of a clinical goal that was achieved on March 28, 2025. All of the RSUs and 50% of the shares underlying the option vested upon achievement of the clinical goal. The remaining shares underlying the Option vest in 12 equal monthly installments following achievement, subject to continued service through the applicable vesting date.

Narrative to 2024 Summary Compensation Table and Outstanding Equity Awards at 2024 Fiscal Year End

2024 Salaries

We use base salary to compensate our NEOs for their experience, skills, knowledge, role, and responsibilities. When establishing the base salaries of our NEOs, our Board of Directors and the Compensation Committee consider a variety of factors, including each NEO’s experience, criticality to the business, level of responsibility, retention risk, competitive market data, internal pay parity, and our ability to find a replacement if the individual left our employment. The base salary of each NEO is initially set upon the NEO’s commencement of employment with us and reviewed annually and adjusted from time to time to reflect performance and realign with market data.

In January 2024, upon recommendation of the Compensation Committee, the Board approved increasing Ms. Sullivan’s annual base salary from $471,328 to $490,181, Mr. Nguyen's annual base salary from $424,028 to $445,229, and then in March 2024 approved a new annual base salary of $455,000 upon Mr. Nguyen’s promotion to Chief Legal Officer and Head of Operations of the Company. In March 2024, the Board also increased Dr. Ghosh’s annual base salary from $609,000 to $633,360.

2024 Incentive Compensation

We use cash incentive compensation to motivate our NEOs to achieve our annual operational objectives, while making progress towards our longer-term growth and other corporate goals. At the beginning of each year, typically in January, the Board approves a set of technical, operational, and financial goals for the Company for that year which are key drivers in determining the eventual cash incentive compensation for that year. The Compensation Committee recommends annual cash incentive compensation targets for our NEOs to our Board for its consideration and approval. Each NEO’s target cash incentive is expressed as a percentage of base salary which can be achieved by meeting corporate goals at target level and, in the case of Ms. Sullivan and Mr. Nguyen, individual performance. The 2024 annual cash incentive targets for Dr. Ghosh, Ms. Sullivan, and Mr. Nguyen were left unchanged from the prior year at 55%, 40%, and 40% of their respective base salaries.

For 2024, our NEOs were eligible to earn annual cash incentives based on the achievement of certain corporate performance objectives approved by the Compensation Committee and the Board, as well as individual performance objectives for Ms. Sullivan and Mr. Nguyen. For 2024, the Board set corporate performance goals in the two main and broad strategic areas of: (i) executing on the Company’s programs to include the UBX1325 clinical program in ophthalmology, and (ii) financing the Company through key readouts through financing, strategic transactions, and partnering. Each area included specific performance objectives and a corresponding weighting. For each strategic area, the Board also approved certain “stretch” goals with corresponding weightings, such that the corporate goals could be achieved at up to 150% of target. In the case of Ms. Sullivan and Mr. Nguyen, 75% of the cash incentive was determined by the Company’s performance and 25% was determined by individual performance. The entirety of Dr. Ghosh’s annual cash incentive was determined by the Company’s performance. In January 2025, the Board reviewed and approved the achievement of our 2024 corporate goals at 88%. Based on this level of achievement and adjustments for individual 2024 performance for Ms. Sullivan and Mr. Nguyen, which were determined by the Board following the recommendation of Dr. Ghosh, our NEOs were paid the amounts set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

Equity Compensation

We use equity awards to motivate and reward our executive officers for long-term corporate performance based on the value of the Company’s common stock and, thereby, align the interests of our executive officers with those of our shareholders. We believe equity provides appropriate long-term incentive and retention of our executive officers.

On January 30, 2024, we granted each of Mr. Ghosh, Ms. Sullivan and Mr. Nguyen an option to purchase 286,000, 106,000 and 73,000 shares of our common stock, respectively, and 175,000, 65,000 and 44,000 RSUs, respectively. The options had an exercise price per share of $1.67, which was the closing trading price of our common stock on the date of grant. The RSUs vest in full and the options vest as to 50% of the underlying shares upon achievement of a clinical goal. The options vest as to the remaining 50% of the underlying shares in 12 equal monthly installments measured from the date of achievement. Our Board certified achievement of the clinical goal on March 28, 2025.

On March 26, 2024, we granted Mr. Nguyen an option to purchase 30,000 shares of our common stock and 20,000 RSUs. The option has an exercise price per share of $1.62, the closing trading price of our common stock on the date of grant. The option vests as to 25% of the shares subject to the option on the first anniversary of the grant date, and as to 1/48th of the shares subject to the option on each monthly anniversary of the grant date thereafter, subject to continued service on each applicable vesting date. The RSU award vests as to 25% of the total number of RSUs on the first anniversary of the grant date and as to 1/16th of the total number of RSUs on each quarterly anniversary of the grant date thereafter, subject to continued service on each applicable vesting date.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We make matching safe-harbor contributions made by participants in the 401(k) plan at 100% of the first 4% of each participant’s contributions. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Perquisites and Other Benefits

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans. These health and welfare plans include medical, dental and vision benefits; short-term and long-term disability insurance; and supplemental life and AD&D insurance.

We did not provide perquisites or other personal benefits to our NEOs that were not otherwise available to our other employees in 2024.

Executive Compensation Arrangements

During 2024, we were party to employment agreements with each of our NEOs, which provide for base salaries, target cash incentives, benefit plan participation, as well as certain additional benefits, as described below.

Anirvan Ghosh, Ph.D.

We entered into an employment agreement with Dr. Ghosh in connection with his appointment as our Chief Executive Officer in March 2020, which sets forth his initial base salary, target bonus and new hire equity awards. In addition, pursuant to the employment agreement, Dr. Ghosh also received a sign-on bonus of $75,000, which was subject to repayment in the event of his termination for cause (as defined in the employment agreement) or resignation for any reason. Dr. Ghosh was also eligible to receive a temporary housing allowance of $3,000 per month for his first year of employment and $2,000 per month for his second year of employment, through March 30, 2022.

Under Dr. Ghosh’s employment agreement, in the event Dr. Ghosh is terminated without cause or resigns for good reason (as defined in the employment agreement), outside of a period of time that begins three months prior to and ends 18 months following a change in control, then Dr. Ghosh will be entitled to receive: (i) continued base salary for 12 months following the date of termination; and (ii) payment or reimbursement of continued healthcare coverage for up to 12 months following the date of termination, in each case, subject to his timely execution and delivery of a release of claims against the Company. In the event Dr. Ghosh is terminated without cause or resigns for good reason, during a period of time that begins three months prior to and ends 18 months following a change in control, Dr. Ghosh will be eligible to receive: (i) a lump sum severance payment equal to 1.5 times the sum of his base salary and target annual incentive payment; (ii) payment or reimbursement of continued healthcare coverage for up to 18 months following the date of termination; and (iii) the full accelerated vesting of his outstanding equity awards, in each case, subject to his timely execution and delivery of a release of claims against the Company.

In addition, in the event of a change in control, each of Dr. Ghosh’s equity awards will vest as to 50% of the then-unvested shares underlying the equity award and the remaining shares underlying the equity award will vest in substantially equal monthly installments over the 12 months immediately following the change in control, subject to Dr. Ghosh’s continued service to the Company or its successor through the applicable vesting date and subject to accelerated vesting as described above.

The employment agreement with Dr. Ghosh includes a “best pay” provision, pursuant to which, in the event any payment or benefit Dr. Ghosh would receive pursuant to the agreement or otherwise would be subject to an excise tax under Section 4999 of the Code, Dr. Ghosh would receive the greater of (i) the full amount of such payments and benefits or (ii) a reduced amount such that no portion is subject to an excise tax under Section 4999 of the Code, whichever is more favorable to Dr. Ghosh on an after-tax basis.

Lynne Sullivan

We entered into an employment agreement with Ms. Sullivan in connection with her appointment as our interim Chief Financial Officer in August 2020, which sets forth her initial base salary, target bonus and new hire equity awards. Ms. Sullivan’s employment agreement was amended and restated in September 2020 to provide for the severance payments and benefits described below. On January 29, 2021, the Board appointed Ms. Sullivan as the Head of Corporate Development.

Under Ms. Sullivan’s amended and restated employment agreement, in the event Ms. Sullivan is terminated without cause or resigns for good reason (as defined in the employment agreement), outside of a period of time that begins three months prior to and ends 18 months following a change in control, then Ms. Sullivan will be entitled to receive: (i) continued base salary for nine months following the date of termination; and (ii) payment or reimbursement of continued healthcare coverage for up to nine months following the date of termination, in each case, subject to her timely execution and delivery of a release of claims against the Company. In the event Ms. Sullivan is terminated without cause or resigns for good reason, during a period of time that begins three months prior to and ends 18 months following a change in control, Ms. Sullivan will be eligible to receive: (i) a lump sum severance payment equal to the sum of her base salary and target annual incentive payment; (ii) payment or reimbursement of continued healthcare coverage for up to 12 months following the date of termination; and (iii) the full accelerated vesting of his outstanding equity awards, in each case, subject to her timely execution and delivery of a release of claims against the Company.

The amended and restated employment agreement with Ms. Sullivan includes a “best pay” provision, pursuant to which, in the event any payment or benefit Ms. Sullivan would receive pursuant to the agreement or otherwise would be subject to an excise tax under Section 4999 of the Code, Ms. Sullivan would receive the greater of (i) the full amount of such payments and benefits or (ii) a reduced amount such that no portion is subject to an excise tax under Section 4999 of the Code, whichever is more favorable to Ms. Sullivan on an after-tax basis.

Alexander Nguyen

We entered into an employment agreement with Mr. Nguyen in connection with his appointment as our General Counsel in March 2021, which sets forth his initial base salary, target bonus and new hire equity award. On March 26, 2024, the Board appointed Mr. Nguyen as the Chief Legal Officer and Head of Operations.

Under Mr. Nguyen’s employment agreement, in the event Mr. Nguyen is terminated without cause or resigns for good reason (as defined in the employment agreement), outside of a period of time that begins three months prior to and ends 18 months following a change in control, then Mr. Nguyen will be entitled to receive: (i) continued base salary for nine months following the date of termination; and (ii) payment or reimbursement of continued healthcare coverage for up to nine months following the date of termination, in each case, subject to his timely execution and delivery of a release of claims against the Company. In the event Mr. Nguyen is terminated without cause or resigns for good reason, during a period of time that begins three months prior to and ends 18 months following a change in control, Mr. Nguyen will be eligible to receive: (i) a lump sum severance payment equal to the sum of his base salary and target annual incentive payment; (ii) payment or reimbursement of continued healthcare coverage for up to 12 months following the date of termination; and (iii) the full accelerated vesting of his outstanding equity awards, in each case, subject to his timely execution and delivery of a release of claims against the Company.

The employment agreement with Mr. Nguyen includes a “best pay” provision, pursuant to which, in the event any payment or benefit Mr. Nguyen would receive pursuant to the agreement or otherwise would be subject to an excise tax under Section 4999 of the Code, Mr. Nguyen would receive the greater of (i) the full amount of such payments and benefits or (ii) a reduced amount such that no portion is subject to an excise tax under Section 4999 of the Code, whichever is more favorable to Mr. Nguyen on an after-tax basis .

Director Compensation

We maintain a compensation program for our non-employee directors (the “Director Compensation Program”). We do not provide directors who are also our employees any additional compensation for their service as directors.

Pursuant to the Director Compensation Program, as in effect for 2024, each non-employee director receives an annual retainer of $40,000, the lead independent director receives an additional annual retainer of $25,000, the chairman receives an additional annual retainer of $35,000, and non-employee directors who serve on one or more committees are eligible to receive the following annual committee fees:

Committee	Chair	Other Member
Audit Committee	$15,000	$7,500
Compensation Committee	12,000	6,000
Nominating and Corporate Governance Committee	8,000	4,000
Science Committee	10,000	5,000

Under the Director Compensation Program, as in effect for 2024, each non-employee director elected or appointed to our Board automatically received an option to purchase 20,000 shares of our common stock upon the director’s initial appointment or election to our Board (the “Initial Director Grant”). In addition, each non-employee director serving on our Board immediately following an annual stockholder’s meeting was automatically granted an annual option to purchase 10,000 shares of our common stock on the date of such annual stockholder’s meeting (the “Annual Director Grant”), provided that the number of shares subject to the Annual Director Grant was to be prorated for any partial year of service as a non-employee director. Each option granted under the Director Compensation Program has an exercise price per share equal to the closing trading price of our common stock on the date of grant (or the immediately preceding trading day if our common stock is not traded on the date of grant). The Initial Director Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Director Grant will vest in full on the earlier of the first anniversary of the grant date or immediately prior to the next annual stockholders meeting, subject to continued service through the applicable vesting date. All equity awards granted to our non-employee directors under the Director Compensation Program will vest in full immediately prior to the consummation of a change in control.

Director Compensation Table

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2024. Dr. Ghosh served as both director and executive officer of the Company during fiscal year 2024, and he did not receive any compensation for his services as director during 2024.

The 2024 compensation of Dr. Ghosh, as named executive officer, is set forth in the 2024 Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Paul L. Berns(3)	81,500	10,919	92,419
Nathaniel E. David, Ph.D.	49,500	10,919	60,419
Keith R. Leonard, Jr.	78,000	10,919	88,919
Gilmore O’Neill, M.B.	50,000	10,919	60,919
Margo R. Roberts, Ph.D.	49,000	10,919	59,919
Michael P. Samar	61,000	10,919	71,919
Camille D. Samuels	55,500	10,919	66,419

(1)
Amounts reflect the full grant date fair value of stock options granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. See Note 14 of the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for the assumptions used in calculating these amounts.
(2)
At December 31, 2024, our non-employee directors held the following outstanding option awards. None of our directors held any outstanding restricted stock awards at December 31, 2024:

Name	Shares Subject to Outstanding Options
Paul L. Berns	24,474
Nathaniel E. David, Ph.D.	29,099
Keith R. Leonard, Jr.	165,992
Gilmore O’Neill, M.B.	18,842
Margo R. Roberts, Ph.D.	21,066
Michael P. Samar	11,205
Camille D. Samuels	20,067
(3)
Mr. Berns resigned from our Board effective April 4, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of April 10, 2025 for:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each named executive officer as set forth in the summary compensation table above;
•
each of our directors; and
•
all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2025 are deemed to be outstanding and to be beneficially owned by the person holding the stock options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership of our common stock in the table is based on 17,212,172 shares of our common stock issued and outstanding on April 10, 2025. This table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Unity Biotechnology, Inc., 285 East Grand Ave., South San Francisco, CA 94080.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Common Stock	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% and Greater Stockholders:
Entities Associated with Alyeska Investment Group, L.P.(1)	920,013	889,000	1,809,013	9.9%
Entities Associated with ARCH Venture Partners(2)	1,004,817	—	1,004,817	5.8%
Named Executive Officers and Directors:
Anirvan Ghosh, Ph.D.(3)	138,446	706,894	845,340	4.7%
Lynne Sullivan(4)	72,295	237,909	310,204	1.8%
Alexander Nguyen(5)	35,315	201,705	237,020	1.4%
Keith R. Leonard Jr.(6)	21,541	165,992	187,533	1.1%
Nathaniel E. David, Ph.D.(7)	58,939	29,099	88,038	*
Yehia Hashad, M.D., Ph.D.(8)	—	1,666	1,666	*
Gilmore O’Neill, M.B.(9)	—	18,842	18,842	*
Margo R. Roberts, Ph.D.(10)	—	21,066	21,066	*
Michael P. Samar(11)	—	11,205	11,205	*
Camille D. Samuels(12)	1,016	20,067	21,083	*
All directors and executive officers as a group (11 persons)(13)	327,552	1,430,070	1,757,622	9.4%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
As reported on a Schedule 13G/A filed with the SEC on November 14, 2024. Alyeska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh (collectively, “Alyeska”) are the beneficial owners of 1,809,013 shares of common stock, which includes (i) 920,013 shares of common stock, and (ii) warrants to purchase 1,286,000 shares of our common stock, which warrants are subject to a beneficial ownership limitation that precludes Alyeska from exercising any portion of them to the extent that, following the exercise, the Alyeska’s beneficial ownership of common stock would exceed 9.99% of the total number of outstanding shares. The address of Alyeska is 77 West Wacker Drive, 7th Floor, Chicago, Illinois 60601.
(2)
As reported on a Schedule 13G/A filed with the SEC on February 11, 2022. Consists of (i) 836,576 shares of common stock held by ARCH Venture Fund VII, L.P. (“ARCH VII”), and (ii) 168,241 shares of common stock held by ARCH Venture Fund VIII Overage, L.P. (“ARCH VIII Overage”). ARCH Venture Partners VII, L.P. (“AVP VII LP”), as the sole general partner of ARCH VII, may be deemed to beneficially own certain of the shares held by ARCH VII. AVP VII LP disclaims beneficial ownership of all shares held by ARCH VII in which AVP VII LP does not have an actual pecuniary interest. ARCH Venture Partners VII, LLC (“AVP VII LLC”), as the sole general partner of AVP VII LP, may be deemed to beneficially own the shares held by ARCH VII. AVP VII LLC disclaims beneficial ownership of all shares held by ARCH VII in which AVP VII LLC does not have an actual pecuniary interest. ARCH Venture Partners VIII, LLC (“AVP VIII LLC”), as the sole general partner of ARCH VIII Overage, may be deemed to beneficially own the shares held by ARCH VIII Overage. AVP VIII LLC disclaims beneficial ownership of all shares held by ARCH VIII Overage in which AVP VIII LLC does not have an actual pecuniary interest. As managing directors of AVP VII LP and AVP VIII LLC, each of Keith Crandell, Clinton Bybee, and Robert T. Nelsen (the “ARCH Managing Directors”) may be deemed to share the power to direct the disposition and vote of, and therefore to beneficially own, the shares held by ARCH VII and ARCH VIII Overage. The ARCH Managing Directors disclaim beneficial ownership of all shares held by ARCH VII and ARCH VIII Overage except to the extent of any actual pecuniary interest. The address of ARCH VII, ARCH Overage VIII, AVP VII LP, AVP VII LLC, AVP VIII LLC, and the ARCH Managing Directors is 8755 West Higgins Avenue, Suite 1025, Chicago, Illinois 60631.
(3)
Consists of (i) 138,446 shares of common stock, and (ii) 706,894 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(4)
Consists of (i) 72,295 shares of common stock, and (ii) 237,909 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(5)
Consists of (i) 35,315 shares of common stock, and (ii) 201,705 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(6)
Consists of (i) 6,287 shares of common stock, (ii) 15,254 shares of common stock held by Keith Richard Leonard Jr. 2017 Retained Annuity Trust, and (iii) 165,992 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.

(7)
Consists of (i) 58,939 shares of common stock, and (ii) 29,099 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(8)
Consists of 1,666 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(9)
Consists of 18,842 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(10)
Consists of 21,066 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(11)
Consists of 11,205 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(12)
Consists of (i) 1,016 shares of common stock, and (ii) 20,067 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2025.
(13)
Consists of 327,552 shares of common stock held by all current executive officers and directors and (ii) 1,430,070 shares of common stock that may be acquired by all current executive officers and directors pursuant to the exercise of stock options within 60 days of April 10, 2025.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2024, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(3)(4)(5)	2,429,920	$8.97	1,340,167	(6)
Equity Compensation Plans Not Approved by Stockholders(7)	273,791	$32.33	268,209	(8)
Total	2,703,711	$11.63	1,608,376

(1)
Amounts include (i) 2,065,549 shares subject to outstanding options and 364,371 outstanding RSUs granted under the 2018 Incentive Award Plan (the “2018 Plan”) and the 2013 Equity Incentive Plan (the “2013 Plan”), (ii) 243,791 shares subject to outstanding options, 15,000 outstanding RSUs, and 15,000 outstanding PSUs granted under the 2020 Employment Inducement Incentive Plan (the “2020 Plan”), and (iii) no shares subject to options granted outside of the 2020 Plan, the 2018 Plan, and the 2013 Plan.
(2)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no price.
(3)
Includes the 2018 Plan, the 2013 Plan, and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(4)
The 2018 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2018 Plan shall be increased on the first day of each year beginning in 2019 and ending in 2028, equal to the lesser of (i) five percent (5.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by our Board; provided, however, that no more than 600,000 shares of stock may be issued upon the exercise of incentive stock options.
(5)
The 2018 ESPP contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the 2018 ESPP shall be increased on the first day of each year beginning in 2019 and ending in 2028, equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, and (ii) such number of shares of common stock as determined by our Board; provided, however, no more than 80,000 shares of our common stock may be issued thereunder.
(6)
Includes 393,287 shares that were available for future issuance as of December 31, 2024 under the 2018 ESPP (all of which were subject to purchase under the offering period in effect as of December 31, 2024, which offering period will end on May 15, 2025).
(7)
Consists of (i) 243,791 shares subject to options granted, 15,000 outstanding RSUs, and 15,000 outstanding PSUs granted under the 2020 Plan and (ii) no shares subject to options granted outside of the 2020 Plan, 2018 Plan and the 2013 Plan.
(8)
Consists of shares remaining available for issuance under the 2020 Plan.

Material Features of the 2020 Plan

In March 2020, our board of directors adopted our 2020 Plan. Awards granted under the 2020 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4) and therefore, the 2020 Plan is intended to be exempt from the Nasdaq Listing Rules regarding stockholder approval of stock option and stock purchase plans. As amended, a total of 560,000 shares of our common stock are authorized for issuance under the 2020 Plan. The number of shares authorized for issuance has been adjusted to reflect the reverse stock split that occurred in October 2022 and the Board of Directors approval of an increase in the number of shares reserved for issuance by 300,000 on February 13, 2023. The 2020 Plan provides for the grant of non‑qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock‑based and cash‑based awards. These awards may be granted to individuals who are new employees or are commencing employment with us or one of our subsidiaries following a bona fide period of non‑employment with us, and for whom such awards are granted as a material inducement to commencing employment with us or one of our subsidiaries.

The 2020 Plan is administered by the Board or the Compensation Committee. In the event of a change in control in which the successor corporation refuses to assume or substitute any outstanding award under the 2020 Plan, the awards will vest in full. The Board may amend, suspend or terminate the 2020 Plan at any time, provided that no amendment requiring stockholder approval to comply with applicable law will be effective unless approved by the Board and no amendment may materially and adversely affect any outstanding award without the consent of the holder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years; and
•
any of our directors, executive officers, or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation−Narrative to 2024 Summary Compensation Table and Outstanding Equity Awards at 2024 Fiscal Year End.”

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines, and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Investor Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of shares of our convertible preferred stock, including entities with which certain of our directors are affiliated, which were outstanding prior to our initial public offering in May 2018 and which converted into shares of common stock in connection therewith. The rights under our amended and restated investors’ rights agreement, including any registration rights, terminated as of May 2023.

Other Transactions

In December 2021, we entered into a licensing agreement with Jocasta Neuroscience, Inc. (“Jocasta”) pursuant to which we exclusively licensed all of our rights to UBX2089, our α-Klotho asset. A member of our board of directors, Nathaniel David, is an affiliate of Jocasta Neuroscience, Inc., where he is serving on Jocasta's board of directors. The agreement provided for an upfront fee of $5.0 million. Revenue recognized in the year ended December 31, 2021 was related to grant of license and delivery of the know-how performance obligation under the License Agreement. We did not recognize any revenue under this licensing agreement during the fiscal years ended December 31, 2023 and 2024.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods, or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Independence of the Board of Directors

As required under the Nasdaq Global Select Market (“Nasdaq”) rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our Board has determined that all of our directors, other than Dr. Ghosh, qualify as “independent” directors in accordance with the Nasdaq listing requirements. Dr. Ghosh is not considered independent, because he is an employee of Unity. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board considered information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board are comprised entirely of directors determined by the Board to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP (“EY”).

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred for services related to the fiscal years ended December 31, 2024 and 2023, by EY, our independent registered public accounting firm.

	Year Ended December 31,
	2024	2023
	(In thousands)
Audit Fees(1)	$1,059	$1,314
Tax Fees(2)	39	39
Audit-Related Fees	—	—
All Other Fees(3)	2	2
Total Fees	$1,100	$1,355

(1)
Audit fees are for professional services rendered for the audits of our financial statements for the years ending December 31, 2024 and 2023; reviews of quarterly financial statements; professional services rendered in connection with our registration statements and securities offerings.
(2)
Tax fees include fees for tax compliance, tax advice, and tax planning.
(3)
All Other Fees consist of fees billed in the indicated year for an annual subscription to EY’s online resource library.

All of the services described above were pre-approved by our Audit Committee. The Committee concluded that the provision of these services by EY would not affect their independence.

Pre-Approval Policies and Procedures

The Audit Committee or a delegate of the Audit Committee pre-approves, or provides pursuant to pre-approvals policies and procedures for the pre-approval of, all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and is available at http://ir.unitybiotechnology.com/investor-relations.

The Audit Committee approved all of the audit, audit-related, tax, and other services provided by EY for the fiscal year ended December 31, 2024 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, are periodically reviewed and approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Unity Biotechnology, Inc.

Date: April 11, 2025	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D.
Chief Executive Officer