Form 10-Q
period 2025-03-31
Unity Biotechnology, Inc.
filed 2025-04-22
CIK 1463361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 18, 2025, the registrant had 17,212,172 shares of common stock outstanding.

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
•
our ability to maintain compliance with the minimum stockholders’ equity requirement, the minimum required closing bid price and the other standards for continued listing on the Nasdaq Global Select Market;
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
•
Our business is currently dependent on the successful development and regulatory approval of UBX1325, which is in Phase 2 of clinical development.
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

UNITY BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unity Biotechnology, Inc.

Condensed Balance Sheets

(In thousands, except for share amounts and par value)

	March 31, 2025	December 31, 2024(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,999	$7,580
Short-term marketable securities	8,934	15,650
Prepaid expenses and other current assets	714	1,037
Total current assets	17,647	24,267
Property and equipment, net	3,278	3,456
Operating lease right-of-use assets	8,455	8,900
Long-term restricted cash	896	896
Other long-term assets	71	143
Total assets	$30,347	$37,662
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,761	$997
Accrued compensation	1,241	2,096
Accrued and other current liabilities	6,064	6,167
Total current liabilities	9,066	9,260
Operating lease liability, net of current portion	18,677	19,709
Warrant liability	2,809	2,199
Total liabilities	30,552	31,168
Commitments and contingencies (Note 5)
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 17,212,172 and 16,865,201 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	517,437	516,820
Accumulated other comprehensive income	1	15
Accumulated deficit	(517,645)	(510,343)
Total stockholders’ (deficit) equity	(205)	6,494
Total liabilities and stockholders’ (deficit) equity	$30,347	$37,662

(1) The balance sheet as of December 31, 2024 is derived from the audited financial statements as of that date.

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$2,772	$3,721
General and administrative	4,119	3,878
Total operating expenses	6,891	7,599
Loss from operations	(6,891)	(7,599)
Interest income	260	513
(Loss) gain on warrant liability	(610)	1,376
Other expense, net	(61)	(80)
Net loss	(7,302)	(5,790)
Other comprehensive loss
Unrealized loss on marketable debt securities	(14)	(14)
Comprehensive loss	$(7,316)	$(5,804)
Net loss per share, basic and diluted	$(0.43)	$(0.34)
Weighted-average number of shares used in computing net loss per share, basic and diluted	16,870,800	16,785,090

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit) Equity
Balances at December 31, 2024	16,865,201	$2	$516,820	$15	$(510,343)	$6,494
Vesting of restricted stock units	346,971	—	—	—	—	—
Stock-based compensation	—	—	617	—	—	617
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(7,302)	(7,302)
Balances at March 31, 2025	17,212,172	$2	$517,437	$1	$(517,645)	$(205)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	16,784,969	$2	$512,773	$(24)	$(484,353)	$28,398
Repurchase of early exercised shares	(3,336)	—	—	—	—	—
Vesting of restricted stock units	5,014	—	—	—	—	—
Stock-based compensation	—	—	1,394	—	—	1,394
Unrealized loss on available-for-sale marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(5,790)	(5,790)
Balances at March 31, 2024	16,786,647	$2	$514,167	$(38)	$(490,143)	$23,988

See accompanying notes to the condensed financial statements.

Unity Biotechnology, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(7,302)	$(5,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	227
Net accretion and amortization of premium and discounts on marketable securities	(74)	(261)
Gain on disposal of property and equipment	—	(16)
Stock-based compensation	617	1,394
Non-cash rent expense	(487)	(300)
Loss (gain) on warrant liability	610	(1,376)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	322	1,217
Other long-term assets	72	(78)
Accounts payable	766	19
Accrued compensation	(855)	(687)
Accrued and other current liabilities	(204)	468
Net cash used in operating activities	(6,357)	(5,183)
Investing activities
Purchase of marketable securities	(974)	(13,459)
Maturities of marketable securities	7,750	6,250
Sale of property and equipment	—	19
Net cash provided by (used in) investing activities	6,776	(7,190)
Net increase (decrease) in cash, cash equivalents and restricted cash	419	(12,373)
Cash, cash equivalents and restricted cash at beginning of the period	8,476	20,699
Cash, cash equivalents and restricted cash at end of the period	$8,895	$8,326

Cash and cash equivalents	$7,999	$7,430
Long-term restricted cash	896	896
Total cash, cash equivalents and restricted cash	$8,895	$8,326

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

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $517.6 million and $510.3 million as of March 31, 2025 and December 31, 2024, respectively. The Company had net losses of $7.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $6.4 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. To date, none of the Company’s drug product candidates have been approved for sale; therefore, the Company has not generated any product revenue. The Company anticipates operating losses and negative operating cash flows to continue for the foreseeable future. The Company has financed its operations primarily through public equity issuances and more recently, from its ATM Offering Programs, the sale of common stock and warrants under a Follow-On Offering and the Inducement Offer and will continue to be dependent upon equity and/or debt financing until the Company is able to generate positive cash flows from its operations.

The Company had cash, cash equivalents, and marketable securities of $16.9 million as of March 31, 2025. The Company expects that its cash, cash equivalents, and marketable securities as of March 31, 2025 will not be sufficient to fund its current business plan including related operating expenditure requirements through at least 12 months from the date of issuance of these condensed financial statements are filed with the United States Securities and Exchange Commission (“SEC”). These conditions raise substantial doubt about the Company’s ability to continue as going concern.

The Company plans to address this condition by raising additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, the Company could be further required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives, or the Company may be forced to liquidate assets where possible, or to cease operations or file for bankruptcy protection. It is not considered probable that the Company’s plans to raise additional capital nor reduce discretionary spending will alleviate the substantial doubt regarding its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2025 and 2024 are unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. As liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in estimated fair value are recognized as a component of "(Loss) gain on warrant liability" in the Statements of Operations and Comprehensive Loss.

Segments

The Company has one operating segment and one reportable segment. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The Company’s method for measuring profitability on a reportable segment basis is net profit or loss. Additional significant segment expenses are provided on a quarterly basis to the CODM to support the CODM’s decision making process. Refer to Note 8 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company’s financial assets and liabilities subject to fair value measurements and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,892	$5,892	$—	$—
Total cash equivalents	5,892	5,892	—	—
Short-term marketable securities:
U.S. treasuries	6,722	—	6,722	—
U.S. government debt securities	2,212	—	2,212	—
Total short-term marketable securities	8,934	—	8,934	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements on a recurring basis	$15,722	$6,788	$8,934	$—

Liabilities:
Warrant Liability	$2,809	$—	$—	$2,809
Total liabilities subject to fair value measurements on a recurring basis	$2,809	$—	$—	$2,809

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,418	$6,418	$—	$—
Total cash equivalents	6,418	6,418	—	—
Short-term marketable securities:
U.S. treasuries	10,429	—	10,429	—
U.S. government debt securities	5,221	—	5,221	—
Total short-term marketable securities	15,650	—	15,650	—
Restricted cash equivalents:
Money market funds	896	896	—	—
Total restricted cash equivalents	896	896	—	—
Total assets subject to fair value measurements on a recurring basis	$22,964	$7,314	$15,650	$—

Liabilities:
Warrant Liability	$2,199	$—	$—	$2,199
Total liabilities subject to fair value measurements on a recurring basis	$2,199	$—	$—	$2,199

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

August 2022 Warrants ("Existing Warrants")

The common stock warrants are classified as a liability on the condensed balance sheets and are measured at fair value with the change in fair value recorded within “(Loss) gain on warrant liability” on the condensed statement of operations and comprehensive loss. The estimated fair value of the outstanding common stock warrants was $1.1 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively.

The Company estimates the fair value of its warrant liability using a Monte Carlo simulation model based on significant inputs not observable in the market, which represents a Level 3 measurement. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction and the related impact on the Company’s common stock price and volatility. The Company considers a fundamental transaction as any merger or consolidation of the Company with or into another Person, any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of the assets of the Company, any purchase offer, tender offer or exchange offer, any reclassification, reorganization or recapitalization of the common stock, or any stock or share purchase agreement or other business combination whereby such other Person or group acquires greater than 50% of the outstanding shares of common stock.

March 31, 2025
Common stock price	$1.04
Exercise price per share	$8.50
Estimated volatility	90.0%
Risk-free interest rate	3.89%
Remaining contractual term (in years)	2.39

November 2023 Inducement Offer ("New Warrants")

In November 2023, the Company issued common stock warrants to purchase an aggregate of 2,143,000 shares of common stock at an exercise price of $1.92 per warrant. Additionally, 128,580 common stock warrants were issued to the Placement Agent ("Placement Agent Warrants") at an exercise price of $2.5563 per warrant. The New Warrants and Placement Agent Warrants are recorded as a liability on the condensed balance sheet and are adjusted to estimated fair value at period end within “(Loss) gain on warrant liability” on the condensed statement of operations and comprehensive loss. The estimated fair value of the New Warrants was $1.7 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively.

The Company estimates the fair value of its Level 3 warrant liabilities using a Monte Carlo simulation model. The Company used the following key assumptions within its valuation. In all scenarios, the Company also applied the likelihood of a fundamental transaction (as defined above) and the related impact on the Company’s common stock price and volatility.

March 31, 2025
Common stock price	$1.04
Exercise price per share	$1.92-2.5563
Estimated volatility	100.0%
Risk-free interest rate	3.91%
Remaining contractual term (in years)	3.62

The following is a roll forward of the fair value of Level 3 warrants for the three months ended March 31, 2025 (in thousands):

Warrant Liability Fair Value
Balance at December 31, 2024	$2,199
Change in fair value	610
Balance at March 31, 2025	$2,809

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2025 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$5,892	$—	$—	$5,892
Total cash equivalents	5,892	—	—	5,892
Short-term marketable securities:
U.S. treasuries	6,719	4	(1)	6,722
U.S. government debt securities	2,214	—	(2)	2,212
Total short-term marketable securities	8,933	4	(3)	8,934
Restricted cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$15,721	$4	$(3)	$15,722

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$6,418	$—	$—	$6,418
Total cash equivalents	6,418	—	—	6,418
Short-term marketable securities:
U.S. treasuries	10,414	16	(1)	10,429
U.S. government debt securities	5,221	3	(3)	5,221
Total short-term marketable securities	15,635	19	(4)	15,650
Restricted cash equivalents:
Money market funds	896	—	—	896
Total restricted cash equivalents	896	—	—	896
Total	$22,949	$19	$(4)	$22,964

At March 31, 2025, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2025, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three months ended March 31, 2025 and no allowance for credit loss was recorded at March 31, 2025. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

5. Commitments and Contingencies

Leases

In February 2019, the Company entered into a lease agreement for new office and laboratory space in South San Francisco, California. The term of the lease agreement commenced in May 2019. The lease has an initial term from occupancy of approximately ten years ending on December 31, 2029 with an option to extend the term for an additional eight years at then-market rental rates. The total base rent payment escalates annually based on a fixed percentage beginning from the 13th month of the lease agreement. The Company will also be responsible for the operating expenses and real estate taxes allocated to the building and common areas. Pursuant to the lease agreement, the landlord provided the Company with a tenant improvement allowance of $10.7 million, which was included in deferred rent and leasehold improvements on the condensed balance sheet at December 31, 2019. In connection with the execution of the lease agreement, the Company delivered a letter of credit of approximately $0.9 million to the landlord. The Company had a total operating lease liability of $22.6 million as of March 31, 2025 and $23.5 million as of December 31, 2024. Current operating lease liability was $3.9 million as of March 31, 2025 and $3.8 million as of December 31, 2024, which is included in "Accrued and other current liabilities" on the condensed balance sheet.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The following table summarizes the components of lease expense and sublease income, which are included in operating expenses in the Company’s Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$790	$938
Variable lease cost	254	272
Sublease income	(847)	(1,472)
Total lease cost (income)	$197	$(262)

Variable lease payments include amounts relating to common area maintenance, real estate taxes and insurance and are recognized in the Statements of Operations and Comprehensive Loss as incurred.

The following table summarizes supplemental information related to operating leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,278	$1,238
Weighted-average remaining lease term (years)	4.8	5.8
Weighted-average discount rate (percentage)	6.0%	6.0%

The following table summarizes the maturities of lease liabilities as of March 31, 2025 (in thousands):

Amount
2025 (remaining 9 months)	$3,847
2026	5,287
2027	5,457
2028	5,633
2029	5,801
Total future minimum lease payments	26,025
Less: Amount representing interest	(3,418)
Present value of future minimum lease payments	22,607
Less: Current portion of operating lease liability	(3,930)
Noncurrent portion of operating lease liability	$18,677

In June 2021, the Company entered into an agreement to sublease a portion of the first floor of the South San Francisco facility, consisting of approximately 23,000 square feet, to Freenome Holdings, Inc., through July 31, 2024. The base sublease rent rate was $6.25 per rental square foot per month and increased annually by 3.5% through expiration of the agreement. Additionally, the subtenant was required to pay approximately 37% of operating expenses and property management fees that the Company was required to pay under the lease for the South San Francisco, California facility. The Company incurred initial direct costs of $0.2 million in sublease commissions related to entering into the agreements to sublease the South San Francisco, California facility. To account for the commissions, the Company capitalized the total commissions amount and amortized the balance over the term of the sublease. Sublease income was $0.7 million for the three months ended March 31, 2024, which was offset against total rent expense.

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

On September 15, 2023, the Company entered into an amendment with Initial Therapeutics to sublease the remainder of the second floor of the South San Francisco, California facility, consisting of an additional 17,000 square feet. The sublease term commenced on October 1, 2023 and extends the existing sublease agreement that commenced on July 1, 2022 through June 30, 2026. The additional space will be subleased at a monthly rent rate of $1.00 per square foot starting a month after Initial Therapeutics first takes possession of the additional space through June 30, 2024. Starting July 1, 2024, the rent rate for the entirety of Initial Therapeutics' subleased space will be $6.02 per rental square foot per month and will increase 3.5% on December 1, 2024 and 2025. Additionally, Initial Therapeutics will be required to pay approximately 51% of operating expenses and property management fees that the Company is required to pay under the lease for the South San Francisco, California facility. Sublease income from Initial Therapeutics was $0.8 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively, which was offset against total rent expense.

On September 15, 2023, the Company entered into a sublease agreement with GT Biopharma, Inc. to sublease a portion of its first floor at 8000 Marina Boulevard, Brisbane, California, consisting of 4,500 square feet. The sublease term commenced on October 6, 2023 and expired on June 30, 2024. The space was subleased at a rent rate of $2.00 per rent square feet. Sublease expense for this facility was $0.1 million for the three months ended March 31, 2024.

Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets

The Company recognized a non-cash impairment charge of $2.7 million and $5.6 million, including $1.9 million and $4.0 million for the right-of-use asset and $0.8 million and $1.6 million for the leasehold improvements during the years ended December 31, 2024 and 2023, respectively. No such non-cash impairment charges were recorded for the three months ended March 31, 2025 and 2024.

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

6. Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs) Activity

A summary of the Company’s stock option activity under the 2013 Equity Incentive Plan, 2018 Incentive Award Plan (the "2018 Plan"), and 2020 Employment Inducement Incentive Plan for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2024	2,324,340	$11.63
Granted	1,269,400	$2.05
Canceled	(81,645)	$9.63
Balances at March 31, 2025	3,512,095	$8.21

A summary of the Company’s restricted stock units (“RSUs”) activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	379,371	$3.52
Granted	—	$—
Released	(346,971)	$1.72
Canceled	(2,400)	$1.67
Unvested at March 31, 2025	30,000	$23.86

Stock Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all options granted to employees and nonemployees and costs associated with the Company’s 2018 Employee Stock Purchase Plan (“2018 ESPP”) included in the Company’s Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$78	$321
General and administrative	539	1,073
Total	$617	$1,394

7. Net Loss per Common Share

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

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	3,512,095	2,376,084
Outstanding warrants to purchase common stock	6,557,152	6,557,152
RSUs subject to future vesting	30,000	423,936
Shares subject to future vesting relating to the 2018 ESPP	117,814	46,046
Total	10,217,061	9,403,218

Up to 3,390 shares may be contingently issued, if certain performance conditions are met under the Company’s in-licensing agreements.

8. Segment Reporting

The Company has one reportable segment relating to the research and development of therapeutics to slow, halt, or reverse diseases of aging. The measure of segment assets is reported on the condensed balance sheet as total assets.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews the Company’s financial information on an aggregated basis for the purposes of evaluating financial performance and allocating resources. The Company's method for measuring profitability on a reportable segment basis is net profit or loss. When evaluating the Company’s financial performance, the CODM reviews total expenses and expenses by department and the CODM makes decisions using this information.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating Segments
Personnel	$2,079	$2,092
Program	1,718	2,249
Department (1)	2,916	3,047
Other (2)	178	211
Total operating expenses	6,891	7,599
Loss from operations	(6,891)	(7,599)
Interest income	260	513
(Loss) gain on warrant liability	(610)	1,376
Other expense, net	(61)	(80)
Net Loss	$(7,302)	$(5,790)

(1) Department segment expenses include corporate expenses, facilities, IT, and stock-based compensation.

(2) Other segment expenses include depreciation & amortization.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024.

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

In April 2024, we announced that the ongoing Phase 2b ASPIRE study of UBX1325 had been extended from 24 to 36 weeks to assess safety, efficacy, and potentially greater durability compared to aflibercept. There will be no scheduled treatments in either arm between 24 and 36 weeks to allow direct comparison of durability of effect between the two treatment arms, and we completed enrollment in August 2024.

In March 2025, we announced 24-week and partial 36-week topline data from our Phase 2b ASPIRE study, where UBX1325 was non-inferior to aflibercept at week 24 (>90% confidence interval), but did not meet statistical non-inferiority on the average of weeks 20 and 24 from the ASPIRE study which was the primary endpoint of the study. UBX1325-treated patients had a +5.2 letter gain in visual acuity at 24 weeks and a +5.5 letter gain at 36 weeks and UBX1325 was numerically superior to aflibercept at 7 out of 10 time points in a pre-specified population with moderately aggressive disease. UBX1325 generally outperformed aflibercept in patients who had moderate disease severity (baseline CST < 400 microns, representing ~60% of study patients) and patients who switched from aflibercept as their anti-VEGF treatment prior to study enrollment to UBX1325 had the most consistent and durable vision gains. UBX1325 continues to demonstrate a favorable safety and tolerability profile across multiple clinical studies to date with no cases of intraocular inflammation, retinal artery occlusion, endophthalmitis, or vasculitis. We anticipate receiving the full 36-week topline data from the long-term extension data in the second quarter of 2025.

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

Since the commencement of our operations, we have invested a significant portion of our efforts and financial resources in research and development activities, and we have incurred net losses each year since inception. Our net losses were $7.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. We do not have any products approved for sale, and we have never generated any product revenue. As of March 31, 2025, we had an accumulated deficit of $517.6 million, and we do not expect positive cash flows from operations in the foreseeable future.

Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which would be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital; however, adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession. We expect to continue to look for opportunities to secure such financing in the near future, in addition to using our existing 2022 ATM Offering Programs (as defined below). If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate our development programs or liquidate assets where possible, cease operations or file for bankruptcy protection.

While our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and have successful development of UBX1325, which is in early stages of clinical development, we will need to raise substantial additional funds.

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

(Loss) Gain on Warrant Liability

(Loss) gain on warrant liability is primarily related to the non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of our common stock in August 2022 and the Inducement Offer in November 2023.

Other Expense, Net

Other expense, net during the three months ended March 31, 2025 and 2024 includes property and other taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Summary of Operations Data:
Operating expenses:
Research and development	$2,772	$3,721	$(949)
General and administrative	4,119	3,878	241
Total operating expenses	6,891	7,599	(708)
Loss from operations	(6,891)	(7,599)	708
Interest income	260	513	(253)
(Loss) gain on warrant liability	(610)	1,376	(1,986)
Other expense, net	(61)	(80)	19
Net loss	$(7,302)	$(5,790)	$(1,512)

Research and Development

Research and development expenses decreased by $0.9 million, to $2.8 million for the three months ended March 31, 2025 from $3.7 million for the three months ended March 31, 2024. The decrease was primarily due to decreases of $0.5 million in direct research and development expenses mainly due to the near completion of the Phase 2 ASPIRE study of UBX1325 in patients with DME in the first half of 2025 and $0.4 million in personnel costs due to our reduced headcount.

General and Administrative

General and administrative expenses increased by $0.2 million, to $4.1 million for the three months ended March 31, 2025 from $3.9 million for the three months ended March 31, 2024. The increase was primarily due to an increase of $0.2 million in professional fees and accounting service fees and $0.2 million in operating costs mainly from reduced sublease income, partially offset by a decrease of $0.2 million in personnel-related expenses due to reduced headcount and the reduction in stock based compensation expense compared to amounts incurred in the same period in 2024.

Interest Income

Our interest income was $0.3 million for the three months ended March 31, 2025, as compared to $0.5 million for the three months ended March 31, 2024. The decrease is primarily attributable to decreased cash on hand generating interest income.

(Loss) Gain on Warrant Liability

Our unrealized loss was $0.6 million for the three months ended March 31, 2025, as compared to $1.4 million gain for the three months ended March 31, 2024. (Loss) Gain is attributable to the subsequent non-cash changes in the estimated fair value of the warrants associated with the Follow-On Offering of our common stock in August 2022 and the Inducement Offering in November 2023.

Other Expense, Net

Other expense, net, was $0.1 million for the three months ended March 31, 2025 and was primarily due to expenses for property and other taxes. Other expense, net, was $0.1 million for the three months ended March 31, 2024 and was also primarily due to expenses for property and other taxes.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

We have incurred net losses each year since inception. We do not have any products approved for sale and have never generated any revenue from product sales. Historically, we have incurred operating losses as a result of ongoing efforts to develop our drug candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. Our net losses were $7.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $517.6 million, and we do not expect positive cash flows from operations in the foreseeable future. Our future viability is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. If sufficient funds on acceptable terms are not available when needed, we could be further required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives, or we may be forced to liquidate assets where possible, cease operations or file for bankruptcy protection.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which would be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern.

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

We have historically financed our operations primarily through private placements of preferred stock and promissory notes, as well as public equity issuances. We will continue to be dependent upon equity and/or debt financing to operate our business until we are able to generate positive cash flows from our operations.

In March 2022, we filed the March 2022 Shelf Registration Statement and entered into the March 2022 Sales Agreement, as amended, with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $25.0 million pursuant to the March 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the March 2022 Sales Agreement. During the three months ended March 31, 2025, there were no shares of our common stock sold pursuant to the March 2022 Sales Agreement.

In October 2022, we filed the October 2022 Shelf Registration Statement and also entered into the October 2022 Sales Agreement with Cowen as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million pursuant to the October 2022 Shelf Registration Statement as an “at-the-market” offering under the Securities Act. Cowen is entitled to up to 3.0% of the gross proceeds of any shares of common stock sold under the October 2022 Sales Agreement. During the three months ended March 31, 2025, there were no shares of our common stock sold pursuant to the October 2022 Sales Agreement.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(6,357)	$(5,183)
Cash provided by (used in) investing activities	6,776	(7,190)
Cash provided by (used in) financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$419	$(12,373)

Operating Activities

Cash used in operating activities of $6.4 million for the three months ended March 31, 2025 consisted primarily of a net loss of $7.3 million, adjusted for net non-cash charges of $0.2 million and changes in net operating assets and liabilities of $1.2 million. Our non-cash charges consisted primarily of $0.6 million in stock-based compensation, $0.6 million unrealized loss on the warrant liability, and $0.2 million in depreciation and amortization, partially offset by $0.5 million in non-cash rent expense, and $0.1 million in premium and discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $0.3 million in prepaid expenses and $0.1 million in other long-term assets and an increase of $0.8 million in accounts payable, partially offset by a decrease of $0.9 million in accrued compensation and $0.2 million in accrued and other current liabilities.

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

Investing Activities

Cash provided by investing activities of $6.8 million for the three months ended March 31, 2025 was related to the maturities of marketable securities of $7.8 million, partially offset by the purchases of marketable securities of $1.0 million.

Cash used in investing activities of $7.2 million for the three months ended March 31, 2024 was related to the purchases of marketable securities of $13.5 million, partially offset by maturities of marketable securities of $6.3 million.

Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2025 or for the three months ended March 31, 2024.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements, “Summary of Significant Accounting Policies,” for information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, and Marketable Securities

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents, and marketable securities of $16.9 million as of March 31, 2025, which consist of bank deposits, money market funds, and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level.

As disclosed in our financial statements as of December 31, 2023 and as described in our Annual Report filed with the SEC on March 7, 2025, we previously concluded that the Existing Warrants in 2022 were incorrectly classified as equity and should have been recorded as liabilities. Management had identified a material weakness in the design and operating effectiveness of our review procedures related to complex security transactions. The reviewer had insufficient technical resources supporting the assessment of the complex securities accounting model and review procedures were not performed at a level of precision to prevent or detect a material misstatement on a timely basis in the normal course of the review. Management continues to believe that our internal control over financial reporting was not effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, management determined that, as of March 31, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the three months ended March 31, 2025 and 2024 was approximately $7.3 million and $5.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $517.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our drug candidates, conduct clinical studies and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which would be used to advance UBX1325 (foselutoclax). Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur net operating losses for at least the next several years as we continue our research and development efforts, advance our drug candidates through preclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We do not expect to generate revenue from any drug candidates that we develop until we obtain regulatory approval for one or more of such drug candidates and commercialize our products or enter into collaborative agreements with third parties.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Preclinical studies and clinical studies for our drug candidates and additional research and development activities to discover and develop new drug candidates will require substantial funds to complete. As of March 31, 2025, we had capital resources consisting of cash, cash equivalents, and marketable securities of $16.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our programs, including the clinical development of UBX1325, and the development of any other drug candidates we may choose to pursue. These expenditures will include costs associated with conducting preclinical studies and clinical studies, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current drug candidates or any future drug candidates.

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

Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the fourth quarter of 2025, which would be used to advance UBX1325. Since our capital resources will fund operations less than 12 months from the date of this Quarterly Report on Form 10-Q, we concluded that these conditions raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and maybe sooner than the fourth quarter of 2025.

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

The closing bid price for our common stock could fall below $1.00 per share for 30 consecutive business days again in the future, in which event we would receive another deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.

In addition, on March 14, 2025, we received a letter from Nasdaq notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K had fallen below the minimum stockholders’ equity requirement of at least $10,000,000 for continued listing on The Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(b)(1)(A). The letter further indicated that, as of the date of the letter, we did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rules 5450(b)(2) and 5450(b)(3) for continued listing on The Nasdaq Global Select Market. The letter has no immediate impact on the listing of our common stock on Nasdaq, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “UBX” at this time. Under Nasdaq Listing Rules, we have 45 calendar days, or until April 28, 2025, to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is accepted, of which there can be no assurance, Nasdaq may grant an extension of up to 180 days from the date of the letter to cure such listing deficiency. If Nasdaq does not accept the Compliance Plan, we will have the opportunity to appeal the staff's determination to a Nasdaq Hearings Panel. We intend to consider submitting the Compliance Plan on or before April 28, 2025 and other resolutions. However, there can be no assurance that we will be able to regain compliance with the stockholders’ equity requirement or will otherwise be in compliance with the Nasdaq Listing Rules. If we fail to meet applicable requirements or fail to satisfy any other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors and employees, and adversely affect our ability to obtain financing for our continuing operations.

If we fail to satisfy the Nasdaq’s continued listing requirements, we may seek to transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further and adversely impact the ability of stockholders to sell our common stock. We may also face other material adverse consequences in such event such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

We have no products approved for sale and all of our drug candidates are in early stages of development. We have one product candidate, UBX1325, in clinical development and are focused on advancing our ophthalmology program. In particular, in October 2020, we initiated a Phase 1 clinical study of UBX1325 in patients with DME or nAMD for whom anti-VEGF therapy was no longer considered beneficial, and in July, October, and November 2021, we announced positive data up to 24 weeks from this Phase 1 study. We initiated a Phase 2 proof-of-concept clinical study of UBX1325 in DME (BEHOLD) in May 2021, dosed the first patient in June 2021 and announced positive 24-week safety and efficacy data in November 2022, and announced positive 48-week safety and efficacy data in April 2023. In April 2022 we also dosed our first patient in our Phase 2 proof-of-concept study in nAMD (ENVISION), and we shared 16- and 24-week data in March 2023, and 48-week data in September 2023. We completed enrollment in our head-to-head Phase 2b (ASPIRE) study to explore the efficacy of UBX1325 in patients with DME compared to the current standard of care, aflibercept. We announced 24-week and partial 36-week topline data results in March 2025, where UBX1325 was non-inferior to aflibercept at week 24 (>90% confidence interval), but did not meet statistical non-inferiority on the average of weeks 20 and 24 from the ASPIRE study which was the primary endpoint of the study. We anticipate receiving the full 36-week topline data from the long-term extension data in the second quarter of 2025.

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

As of March 31, 2025, we own, co-own, or have an exclusive license in certain fields of use to more than 170 patents and pending applications in the United States and foreign jurisdictions. This portfolio includes 33 issued and allowed U.S. patents and applications and 70 granted and allowed foreign patents and applications, respectively. A composition of matter patent filing claiming the specific chemical structure of UBX1325 was issued in the U.S. on April 20, 2021, which will extend our loss of exclusivity on this molecule to 2039, not including any patent term adjustment or patent term extensions to which it may be entitled.

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

On October 19, 2022, we effected a 1-for-10 reverse stock split of our common stock seeking to regain compliance with Nasdaq Global Select Market's continued listing standards. As a result of the reverse stock split, the split-adjusted per share market price of our common stock increased and, from October 20, 2022 to November 2, 2022 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on November 3, 2022, we received a notice from Nasdaq indicating that we had regained compliance with Listing Rule 5450(a)(1) as of such date. The closing bid price for our common stock could fall below $1.00 per share for 30 consecutive business days again in the future, in which event we would receive another deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. See the risk factor titled “We may not be able to maintain compliance with the continued listing requirements of Nasdaq and, if so, we would be subject to delisting.” for additional information about our ability to maintain compliance with the continued listing requirements of Nasdaq. We cannot assure you that we will be able to maintain compliance with the continued listing requirements of Nasdaq and any delisting would adversely affect our stock price and the liquidity of our common stock.

In addition, on March 14, 2025, we received a letter from Nasdaq notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K had fallen below the minimum stockholders’ equity requirement of at least $10,000,000 for continued listing on The Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(b)(1)(A). The letter further indicated that, as of the date of the letter, we did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rules 5450(b)(2) and 5450(b)(3) for continued listing on the Nasdaq Global Select Market. The letter has no immediate impact on the listing of our common stock on Nasdaq, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “UBX” at this time. Under Nasdaq Listing Rules, we have 45 calendar days, or until April 28, 2025, to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is accepted, of which there can be no assurance, Nasdaq may grant an extension of up to 180 days from the date of the letter to cure such listing deficiency. If Nasdaq does not accept the Compliance Plan, we will have the opportunity to appeal the staff's determination to a Nasdaq Hearings Panel. We intend to consider submitting the Compliance Plan on or before April 28, 2025 and other resolutions. However, there can be no assurance that we will be able to regain compliance with the stockholders’ equity requirement or will otherwise be in compliance with the Nasdaq Listing Rules.

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

In addition, on March 14, 2025, we received a letter from Nasdaq notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K had fallen below the minimum stockholders’ equity requirement of at least $10,000,000 for continued listing on The Nasdaq Global Select Market set forth in Nasdaq Listing Rule 5450(b)(1)(A). The letter further indicated that, as of the date of the letter, we did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rules 5450(b)(2) and 5450(b)(3) for continued listing on The Nasdaq Global Select Market. The letter has no immediate impact on the listing of our common stock on Nasdaq, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “UBX” at this time. Under Nasdaq Listing Rules, we have 45 calendar days, or until April 28, 2025, to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is accepted, of which there can be no assurance, Nasdaq may grant an extension of up to 180 days from the date of the letter to cure such listing deficiency. If Nasdaq does not accept the Compliance Plan, we will have the opportunity to appeal the staff's determination to a Nasdaq Hearings Panel. We intend to consider submitting the Compliance Plan on or before April 28, 2025 and other resolutions. However, there can be no assurance that we will be able to regain compliance with the stockholders’ equity requirement or will otherwise be in compliance with the Nasdaq Listing Rules.

If we fail to satisfy the Nasdaq’s continued listing requirements, we may seek to transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further and adversely impact the ability of stockholders to sell our common stock. We may also face other material adverse consequences in such event such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. In the event any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If our public float stays below $75.0 million, or we are unable to regain compliance with the listing requirements of Nasdaq due to our non-compliance with the minimum stockholders’ equity requirement or other requirements, the risk that analysts cease to cover our stock may increase.

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

We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the financial statements required to be included in our Annual Report on Form 10-K for the year ended December 31, 2024. Based on this assessment, we recognized a non-cash long-lived asset impairment charge of $2.7 million during the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended March 31, 2025.

b)
Repurchase of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	5/7/2018	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Unity Biotechnology, Inc.	8-K	10/19/2022	3.1

3.3	Amended and Restated Bylaws of Unity Biotechnology, Inc.	10-K	4/15/2024	3.3

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Form of Common Stock Certificate.	10-Q	11/8/2022	4.2

4.3	Form of Warrant.	8-K	8/22/2022	4.1

4.4	Form of New Warrant.	8-K	11/13/2023	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, has been formatted in Inline XBRL.				X

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

Unity Biotechnology, Inc.

Date: April 22, 2025	By:	/s/ Anirvan Ghosh
Anirvan Ghosh, Ph.D. Chief Executive Officer (Principal Executive Officer)
Date: April 22, 2025	By:	/s/ Lynne Sullivan
Lynne Sullivan Chief Financial Officer (Principal Financial and Accounting Officer)